Form 10-Q
period 1996-06-30
DIATIDE INC
filed 1996-08-14
CIK 1011888

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                        Commission file number 333-3326
                      ------------------------------------

                                 DIATIDE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     04-3078258
- --------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation
               or organization)                     (IRS Employer Identification No.)



        9 DELTA DRIVE, LONDONDERRY, NH                            03053
- --------------------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)


                                  603-437-8970
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     The number of shares outstanding of each of the issuer's classes of common stock as of

                    CLASS                             OUTSTANDING AT AUGUST 12, 1996
                    -----                             ------------------------------
        Common Stock, $0.001 par value                          10,221,650



                                 DIATIDE, INC.

                               TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
PART I  FINANCIAL INFORMATION

     ITEM 1  CONDENSED FINANCIAL STATEMENTS (Unaudited)

          Condensed Balance Sheets as of June 30, 1996 and December 31, 1995...      3

          Condensed Statements of Operations for the three months ended June
          30, 1996 and 1995....................................................      4

          Condensed Statements of Operations for the six months ended June 30,
          1996 and 1995, and for the period from February 6, 1990 (date of
          inception) to June 30, 1996..........................................      5

          Condensed Statements of Cash Flows for the six months ended June 30,
          1996 and 1995, and for the period from February 6, 1990 (date of
          inception) to June 30, 1996..........................................      6

          Notes to Condensed Financial Statements..............................      7

     ITEM 2  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................      8

PART II  OTHER INFORMATION

     ITEM 1  Legal Proceedings.................................................     11
     ITEM 2  Changes in Securities.............................................     11
     ITEM 3  Defaults upon Senior Securities...................................     11
     ITEM 4  Submission of Matters to a Vote of Security Holders...............     11
     ITEM 5  Other Information.................................................     13
     ITEM 6  Exhibits and Reports on Form 8-K..................................     13

SIGNATURES.....................................................................     14

EXHIBIT INDEX..................................................................     15

                         PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                JUNE 30, 1996
                                                                 (UNAUDITED)      DECEMBER 31, 1995
                                                                -------------     -----------------
ASSETS
Current assets:
  Cash and cash equivalents...................................  $ 21,533,945        $  5,084,197
  Marketable securities.......................................       435,000           3,993,345
  Other current assets........................................       290,256             431,174
                                                                ------------
Total current assets..........................................    22,259,201           9,508,716

Property and equipment, at cost...............................     2,068,696           1,745,830
Less: accumulated depreciation and amortization...............     1,079,595             882,698
                                                                ------------        ------------
                                                                     989,101             863,132
Capitalized financing costs...................................            --             263,783
Other assets..................................................       161,648              16,592
                                                                ------------        ------------
Total assets..................................................  $ 23,409,950        $ 10,652,223
                                                                ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.......................  $  2,837,883        $    900,709
  Deferred revenues...........................................            --             166,666
  Current portion of long-term debt...........................       178,571             214,286
                                                                ------------        ------------
Total current liabilities.....................................     3,016,454           1,281,661
Long-term debt, less current portion..........................        17,951              89,286

Stockholder's equity:
  Preferred stock, $0.01 par value
     Authorized shares -- 23,725,973
     Series A, B, C, D and E convertible preferred stock:
       Issued and outstanding shares -- none (12,551,928 in
          1995)...............................................            --             125,520
  Common stock, $0.001 par value
     Authorized shares -- 50,000,000
     Issued and outstanding shares -- 10,210,115 (478,915 in
       1995)..................................................        10,210                 479
  Additional paid-in capital..................................    49,615,644          33,121,680
  Deferred compensation.......................................    (1,451,713)         (1,619,000)
  Deficit accumulated during development stage................   (27,798,572)        (22,347,379)
                                                                ------------        ------------
                                                                  20,375,569           9,281,300
  Less: 4,800 shares of common stock in treasury, at cost.....           (24)                (24)
                                                                ------------        ------------
Total stockholders' equity....................................    20,375,545           9,281,276
                                                                ------------        ------------
Total liabilities and stockholders' equity....................  $ 23,409,950        $ 10,652,223
                                                                ============        ============

Note: The balance sheet at December 31, 1995 has been derived from audited financial statements at that date but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30,
                                                                -------------------------------
                                                                   1996                1995
                                                                -----------         -----------
Revenues:
  License fees................................................  $   500,000         $        --
  Research grants.............................................       56,073                  --
  Sponsored research..........................................      500,000                  --
                                                                -----------         -----------
Total revenues................................................    1,056,073                  --
Costs and expenses:
  Research and development....................................    3,663,644           1,437,234
  General and administrative..................................      584,588             393,038
                                                                -----------         -----------
Total costs and expenses......................................    4,248,232           1,830,272
Loss from operations..........................................   (3,192,159)         (1,830,272)
Other income (expense):
  Interest income.............................................      108,368              32,754
  Interest expense............................................       (6,142)            (13,889)
                                                                -----------         -----------
Total other income (expense)..................................      102,226              18,865
                                                                -----------         -----------
Net loss......................................................  $(3,089,933)        $(1,811,407)
                                                                ===========         ===========
Pro forma net loss per share (Note 4).........................  $     (0.37)        $     (0.29)
                                                                ===========         ===========
Shares used in computing pro forma net loss per share
  (unaudited) (Note 4)........................................    8,464,612           6,516,692

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    FOR THE PERIOD
                                                                                   FEBRUARY 6, 1990
                                                SIX MONTHS ENDED JUNE 30,         (DATE OF INCEPTION)
                                              -----------------------------           TO JUNE 30,
                                                 1996              1995                  1996
                                              -----------       -----------       -------------------
Revenues:
  License fees..............................  $   500,000       $        --           $  1,300,000
  Research grants...........................       56,073                --                505,498
  Sponsored research........................    1,000,000                --              1,778,388
                                              -----------       -----------           ------------
Total revenues..............................    1,556,073                --              3,583,886
Costs and expenses:
  Research and development..................    6,192,247         2,544,096             24,951,897
  General and administrative................    1,023,600           800,226              7,132,174
                                              -----------       -----------           ------------
Total costs and expenses....................    7,215,847         3,344,322             32,084,071
Loss from operations........................   (5,659,774)       (3,344,322)           (28,500,185)
Other income (expense):
  Interest income...........................      224,757            47,692                939,892
  Interest expense..........................      (16,176)          (24,267)              (238,279)
                                              -----------       -----------           ------------
Total other income (expense)................      208,581            23,425                701,613
                                              -----------       -----------           ------------
Net loss....................................  $(5,451,193)      $(3,320,897)          $(27,798,572)
                                              ===========       ===========           ============
Net loss per share (Note 4).................  $     (0.65)      $     (0.52)
                                              ===========       ===========
Shares used in computing pro forma net loss
  per share (unaudited) (Note 4)............    8,330,108         6,344,692

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    FOR THE PERIOD
                                                                                   FEBRUARY 6, 1990
                                                SIX MONTHS ENDED JUNE 30,         (DATE OF INCEPTION)
                                              -----------------------------           TO JUNE 30,
                                                 1996              1995                  1996
                                              -----------       -----------       -------------------
Operating activities:
Net loss....................................  $(5,451,193)      $(3,320,897)          $(27,798,572)
Adjustments to reconcile net loss to cash
  (used in) provided by operating
  activities:
     Depreciation and amortization..........      196,897           173,636              1,118,450
     Cancellation of accrued interest.......           --                --                111,438
     Amortization of deferred
       compensation.........................      167,287                --                211,287
     Changes in operating assets and
       liabilities..........................    1,766,370           145,624             (2,347,124)
                                              -----------       -----------           ------------
Cash used in operating activities...........   (3,320,639)       (3,001,637)           (24,010,273)

Investing activities:
     Additions to property and equipment....     (322,866)         (298,237)            (2,068,696)
     Purchases of marketable securities.....   (1,351,749)               --             (5,845,094)
     Sales of marketable securities.........    4,910,094                --              5,410,094
                                              -----------       -----------           ------------
Cash (used in) provided by investing
  activities................................    3,235,479          (298,237)            (2,503,696)

Financing activities:
Sale of preferred stock.....................           --         3,422,767             28,255,133
Issuance of convertible notes...............           --                --              3,508,464
Repayment of convertible notes..............           --                --               (315,000)
Issuance of long-term debt..................           --                --                900,518
Repayment of long-term debt.................     (107,050)         (122,883)              (703,996)
Sale of common stock........................   16,641,958             2,200             16,402,819
Repurchase of common stock..................           --                --                    (24)
                                              -----------       -----------           ------------
Cash provided by financing activities.......   16,534,908         3,302,084             48,047,914
                                              -----------       -----------           ------------
Net increase in cash and cash equivalents...   16,449,748             2,210             21,533,945
Cash and cash equivalents at beginning of
  period....................................    5,084,197         2,709,760                     --
                                              -----------       -----------           ------------
Cash and cash equivalents at end of
  period....................................  $21,533,945       $ 2,711,970           $ 21,533,945
                                              ===========       ===========           ============
Noncash transactions:
  Conversion of convertible notes and
     accrued interest to preferred stock....  $        --       $        --           $  3,304,902
  Deferred compensation associated with
     stock options issued at less than fair
     value..................................  $        --       $        --           $  1,663,000
  Conversion of preferred stock to common
     stock..................................  $31,559,922       $        --           $ 31,559,922

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  NATURE OF BUSINESS

     Diatide, Inc. (the "Company") was founded in 1990 and is a development stage company engaged in the discovery and development of proprietary radiopharmaceuticals for use in nuclear medicine imaging procedures.

2.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements for the three and six months ended June 30, 1996 and 1995 and for the period February 6, 1990 (date of inception) to June 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (Registration No. 333-3326) as filed with the Securities and Exchange Commission (the "SEC") on June 12, 1996.

3.  PUBLIC OFFERING

     In June 1996, the Company completed its initial public offering of 2,200,000 shares of Common Stock raising approximately $16.4 million of net proceeds after deducting offering costs. Concurrent with the completion of the initial public offering, all 12,551,928 shares of Series A, Series B, Series C, Series D and Series E Convertible Preferred Stock (collectively, the "Convertible Preferred Stock") were converted into 7,531,140 shares of Common Stock. In connection with this conversion, all such shares of Convertible Preferred Stock were retired.

4.  FINANCIAL INFORMATION

     Pro forma net loss per share is computed using the weighted average number of outstanding shares of Common Stock and Common Stock equivalents and assuming the previously outstanding Convertible Preferred Stock had been converted into common shares effective at the beginning of the respective period. Common Stock equivalent shares are excluded from the computation if their effect is anti-dilutive; however, pursuant to the requirements of the SEC, common shares issued by the Company and common equivalent shares relating to stock options (using the treasury stock method) issued during the twelve months prior to the initial public offering are included whether or not they are anti-dilutive. Historical earnings per share have not been presented for any periods since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering.

     The common share amounts and per share dollar amounts have been adjusted for all periods presented to reflect the effect of the 6-for-10 reverse stock split effective immediately prior to the Company's initial public offering.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a development stage company engaged in the discovery and development of proprietary radiopharmaceuticals for use in nuclear medicine imaging procedures. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of its products. All revenues received by the Company through June 30, 1996 have resulted from research grants from the National Institutes of Health (the "NIH") and the Department of Defense (collectively, the "Research Grants"), fees received for entering into option agreements with a pharmaceutical company and research and development support payments and the P280 and the P829 option exercise payments from Nycomed ASA ("Nycomed") under the Company's collaborative agreements with Nycomed.

     The Company has incurred net losses since its inception, expects to incur significant operating losses over the next several years and expects its cumulative net losses to increase significantly as the Company's research and development and clinical trial efforts expand. The Company expects that its research and development expenses will be significantly higher during 1996 and in future years as it moves its principal research and development programs towards more advanced preclinical studies and late-stage clinical trials and makes filings for related regulatory approvals in connection therewith. In addition, the Company expects that its personnel and patent costs will increase in the future. Patent costs also would increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative net losses since inception through June 30, 1996 of $27,798,572.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the Risk Factors set forth on pages 6 through 16 of the Company's Registration Statement on Form S-1 (Registration No. 333-3326) as filed with the SEC on June 12, 1996, which Risk Factors are expressly incorporated by reference herein.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Revenues. The Company had revenues of $1,056,073 and $0 in the three months ended June 30, 1996 and 1995, respectively. Revenues in the three months ended June 30, 1996 were comprised of $56,073 of contract revenues received under research grants from the NIH, and $500,000 of research and development support payments and a $500,000 option exercise payment for P829 received by the Company under its collaborative agreements with Nycomed.

     Research and development. During the three months ended June 30, 1996 and 1995, the Company expended $3,663,644 and $1,437,234, respectively, on research and development activities. The $2,226,410 increase in the three months ended June 30, 1996 resulted from additional expenses associated with ongoing clinical trials of P280 and P829, preclinical studies of additional compounds, increased salaries and staffing in clinical and regulatory areas and costs and consulting fees associated with the higher level of research and development activities.

     General and administrative. The Company's general and administrative expenses were $584,588 and $393,038 in the three months ended June 30, 1996 and 1995, respectively. The $191,550 increase in the three months ended June 30, 1996 resulted from increases in staffing and outside services to support the Company's growth.

     Interest. Interest expense in the three months ended June 30, 1996 and 1995 was $6,142 and $13,889, respectively, and was comprised primarily of interest incurred on borrowings to finance the acquisition of certain equipment and leasehold improvements. Interest income was $108,368 in the three months ended

June 30, 1996 compared with $32,754 in the three months ended June 30, 1995, reflecting the Company's increased cash balances during 1996.

     Net loss. As a result of the above factors, the Company incurred net losses of $3,089,933 and $1,811,407 in the three months ended June 30, 1996 and 1995, respectively.

  SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Revenues. The Company had revenues of $1,556,073 and $0 in the six months ended June 30, 1996 and 1995, respectively. Revenues in the six months ended June 30, 1996 were comprised of $56,073 of contract revenues received under research grants from the NIH, and $1,000,000 of research and development support payments and a $500,000 option exercise payment for P829 received by the Company under its collaborative agreements with Nycomed.

     Research and development. During the six months ended June 30, 1996 and 1995, the Company expended $6,192,247 and $2,544,096, respectively, on research and development activities. The $3,648,151 increase in the six months ended June 30, 1996 resulted from additional expenses associated with ongoing clinical trials of P280 and P829, preclinical studies of additional compounds, increased salaries and staffing in clinical and regulatory areas and costs and consulting fees associated with the higher level of research and development activities.

     General and administrative. The Company's general and administrative expenses were $1,023,600 and $800,226 in the six months ended June 30, 1996 and 1995, respectively. The $223,374 increase in the six months ended June 30, 1996 resulted from increases in staffing and outside services to support the Company's growth.

     Interest Interest expense in the six months ended June 30, 1996 and 1995 was $16,176 and $24,267, respectively, and was comprised primarily of interest incurred on borrowings to finance the acquisition of certain equipment and leasehold improvements. Interest income was $224,757 in the six months ended June 30, 1996 compared with $47,692 in the six months ended June 30, 1995, reflecting the Company's increased cash balances during 1996.

     Net loss. As a result of the above factors, the Company incurred net losses of $5,451,193 and $3,320,897 in the six months ended June 30, 1996 and 1995, respectively.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its initial public offering of 2,200,000 shares of Common Stock in June 1996 raising approximately $16.4 million of net proceeds. As of June 30, 1996, the Company had $21,968,945 of cash, cash equivalents and marketable securities and working capital of $19,242,747.

     During the six months ended June 30, 1996, the Company's capital expenditures totaled $322,866 primarily for the acquisition of certain equipment and leasehold improvements.

     The Company's future capital requirements will depend on many factors, including continued progress in its research and product development programs, the magnitude of these programs, the results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market development, the ability of the Company to establish and maintain collaborative academic and commercial research, development and marketing relationships, and the costs and success of commercialization activities and arrangements.

     Based on its current operating plan, the Company anticipates that its existing capital resources, together with the proceeds of the initial public offering and interest earned thereon, will be adequate to satisfy its capital requirements for at least the next 22 months. Substantial additional funds may be required from external sources to support the Company's operations beyond that time, although there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

     The Company intends to seek additional equity, debt and lease financing to fund future operations, depending upon the terms on which such sources may be available from time to time. In addition, the Company intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs, including the continued development and commercialization of Sn-117 DTPA.

     Except for research and development funding from Nycomend pursuant to its collaboration with Diatide (which is subject to early termination in certain circumstances), the Company has no committed external sources of capital, and, as discussed above, expects no product revenues for a number of years. If the Company is unable to obtain necessary additional funds, it would be required to delay, scale back or eliminate certain of its research and development or commercialization efforts or license to third parties certain technologies which the Company would otherwise pursue on its own.

                          PART II.  OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS:

Not applicable.


ITEM 2  CHANGES IN SECURITIES:

Not applicable.


ITEM 3  DEFAULTS UPON SENIOR SECURITIES:

Not applicable.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     In a Written Consent, Waiver and Amendment Agreement of Securityholders dated as of May 3, 1996, the following matters were acted upon by the securityholders of the Company:

     1. The approval of a Certificate of Amendment to the Company's Restated Certificate of Incorporation, as amended, to be effective upon the filing thereof, (a) providing for a 6-for-10 reverse stock split (the "Split") of the Company's Common Stock, (b) providing for an increase in the number of authorized shares of Common Stock, (c) providing for the automatic conversion of the Company's Convertible Preferred Stock (as that term is defined therein) into shares of Common Stock upon the closing of the sale of shares of Common Stock in a public offering at a price per share of at least $10.00 (subject to adjustment), (d) providing for new and more detailed provisions relating to the indemnification of the officers and directors of the Company, (e) establishing a staggered Board of Directors, (f) providing that a director may be removed only for cause and only then by the holders of two-thirds of the outstanding capital stock of the Company, (g) prohibiting stockholder action by written consent, (h) prohibiting stockholders from calling special meetings of the stockholders, (i) allowing only certain procedures for the introduction of business at stockholders' meetings, (j) requiring a vote of the holders of 75% of the outstanding capital stock of the Company to amend or repeal any of the above provisions described in clauses (e) through (j).

     2. The approval of an amendment to the Company's 1992 Stock Option Plan (the "Plan"), providing for an increase in the number of shares of Common Stock issuable upon exercise of options granted under the Plan.

     3. The approval of the Company's 1996 Employee Stock Purchase Plan.

     4. The approval of the Company's 1996 Director Stock Option Plan.

     5. The approval of an amendment to the Series D Convertible Preferred Stock and Warrant Purchase Agreement dated as of May 17, 1995, as amended (the "Series D Agreement"), between the Company and the Purchasers (as defined therein), providing for the exclusion of the issuance of certain shares of Common Stock from the right of first refusal provisions set forth in the Series D Agreement.

     6. The approval of an amendment to the Series D Agreement, between the Company and the Purchasers (as defined therein), providing for the termination of rights granted in Section 7 of the Series D Agreement to occur on the closing of an underwritten public offering of Common Stock of the Company to the public at an initial public offering price of not less than $10.00 per share (subject to adjustment).

     7. The election of each of the following directors to hold office until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified, or until their respective earlier death, resignation or removal:

                       Richard T. Dean
                       Gustav A. Christensen
                       Robert A. Curry
                       Jean Deleage
                       Trond Jacobsen
                       Robert S. Lees
                       Joseph F. Lovett
                       Donald Murfin

     8. The approval of the allocation of the Board of Directors of the Company into the following newly-created classes:

                       Class I
                       -------

                       Jean Deleage
                       Donald Murfin

                       Class II
                       --------

                       Gustav A. Christensen
                       Robert E. Curry
                       Joseph F. Lovett

                       Class III
                       ---------

                       Richard T. Dean
                       Trond Jacobsen
                       Robert S. Lees

     9. The ratification of the selection of Ernst & Young LLP as the Company's auditors for the fiscal year ending December 31, 1996.


     On May 3, 1996, the outstanding capital stock of the Company consisted of Common Stock and Series A Convertible Preferred Stock, Series B Convertible
Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible
Preferred Stock and Series E Convertible Preferred Stock (such series of
Preferred Stock collectively being referred to as the "Series Preferred Stock").
All of the shares of Series Preferred Stock converted into Common Stock immediately upon the closing of the Company's initial public offering on June
18, 1996. The number of shares of capital stock voting for and against the foregoing matters are as set forth below (without giving effect to the Split):


CLASS OF STOCK                           VOTES FOR     VOTES AGAINST
- --------------                           ---------     -------------
Common                                     742,511         47,681
Series A Convertible Preferred Stock     1,955,600         44,400
Series B Convertible Preferred Stock     2,580,019         22,200
Series C Convertible Preferred Stock     4,569,655         20,000
Series D Convertible Preferred Stock       860,054              0
Series E Convertible Preferred Stock     2,500,000              0


     Each of the stockholders who submitted a written consent to the Company consented to all of the foregoing matters. Although the Company cannot determine whether stockholders who failed to return consents would have voted against the matters or simply abstained from voting, the failure to return consents to the Company was effectively a vote "against" the matters. There were no broker non-votes.

     In a Written Consent of Securityholders (other than holders of Common Stock) dated as of June 13, 1996, the following matters were acted upon by the securityholders (other than holders of Common Stock) of the Company:

     1. The approval of a Certificate of Amendment to the Company's Restated Certificate of Incorporation, as amended, providing for the automatic conversion of the Convertible Preferred Stock (as that term is defined therein) into Common Stock upon the closing of the sale of shares of Common Stock at a price of at least $8.00 per share (subject to adjustment) in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $15,000,000 of gross proceeds to the Company.

     2. The approval of an amendment to the Series D Agreement, between the Company and the Purchasers (as defined therein), providing for the termination of rights granted in Section 7 of the Series D Agreement to occur on the closing of an underwritten public offering of Common Stock of the Company to the public at an initial public offering price of not less than $8.00 per share (subject to adjustment).


     On June 13, 1996, the outstanding capital stock of the Company consisted of Common Stock and the Series Preferred Stock. All of the shares of Series
Preferred Stock converted into Common Stock immediately upon the closing of the Company's initial public offering on June 18, 1996. The numer of shares of capital stock voting for an against the foregoing matters are as set forth below
(without giving effect to the Split):


CLASS OF STOCK                           VOTES FOR     VOTES AGAINST
- --------------                           ---------     -------------
Common                                         N/A          N/A
Series A Convertible Preferred Stock     1,300,000            0
Series B Convertible Preferred Stock     2,355,000            0
Series C Convertible Preferred Stock     2,487,288            0
Series D Convertible Preferred Stock       480,339            0
Series E Convertible Preferred Stock      2,500,00            0

     Each of the stockholders who submitted a written consent to the Company consented to all of the foregoing matters. Although the Company cannot determine whether stockholders who failed to return consents or stockholders whose consents were not solicited would have voted against the matters or simply abstained from voting, stockholders whose consents were not solicited were not counted in the above table. There were no broker non-votes.

ITEM 5  OTHER INFORMATION:

In June 1996, the Company settled the claims asserted by Mallinckrodt Group, Inc. ("Mallinckrodt"), arising out of the hiring by the Company of four former Mallinckrodt employees.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:

    (a)  Exhibits.                See exhibit index on page 15.
    (b)  Reports on Form 8-K.     None.

                                  DIATIDE, INC
                                   FORM 10-Q
                                 JUNE 30, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DITATIDE, INC.


                                 BY:  /S/ MARK ALLEN ATTARIAN
                                      -----------------------------
DATE: August 13, 1996                 Mark Allen Attarian
                                      Duly Authorized Officer and
                                        Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                        DESCRIPTION
- --------------                        -----------
      4.1        Restated Certificate of Incorporation of Diatide, Inc.

     11.1        Statement Re: Computation of Pro Forma Net Loss Per Share

     99.1        Page 6 through 16 of the Company's Prospectus dated June 13,
                 1996 included in the Company's Registration Statement on Form
                 S-1 (Registration No. 333-3326) as filed with the SEC on June
                 12, 1996 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).