Form 10-Q
period 1996-09-30
DIATIDE INC
filed 1996-11-13
CIK 1011888

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       OR

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number 333-3326
                   ------------------------------------------


                                  DIATIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   04-3078258
--------------------------------------------------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

         9 Delta Drive, Londonderry, NH                    03053
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)

                                  603-437-8970
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

The number of shares outstanding of each of the issuer's classes of common stock as of

              Class                         Outstanding at October 31, 1996
              -----                         -------------------------------
  Common Stock, $0.001 par value                      10,221,650

                                  DIATIDE, INC.
                                  -------------

                                TABLE OF CONTENTS
                                -----------------


PART I   FINANCIAL INFORMATION                                          PAGE NO.

   ITEM 1 FINANCIAL STATEMENTS (Unaudited)

     Condensed Balance Sheets as of September 30, 1996 and December
     31, 1995............................................................   3

     Condensed Statements of Operations for the three months ended
     September 30, 1996 and 1995.........................................   4

     Condensed Statements of Operations for the nine months ended
     September 30, 1996 and 1995, and for the period from
     February 6, 1990 (date of inception) to September 30, 1996..........   5

     Condensed Statements of Cash Flows for the nine months ended
     September 30, 1996 and 1995, and for the period from
     February 6, 1990 (date of inception) to September 30, 1996..........   6

     Notes to Condensed Financial Statements.............................   7

   ITEM 2 Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................   8

PART II  OTHER INFORMATION

   ITEM 6 Exhibits and Reports on Form 8-K...............................  11

SIGNATURES...............................................................  12

EXHIBIT INDEX............................................................  13

                          PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                  DIATIDE, INC.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEETS

                                                                   September 30, 1996
                                                                       (Unaudited)      December 31, 1995
                                                                   ------------------   -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                          $ 19,415,764         $  5,084,197
   Marketable securities                                                        --            3,993,345
   Other current assets                                                    125,520              431,174
                                                                      ------------         ------------
Total current assets                                                    19,541,284            9,508,716

Property and equipment, at cost                                          2,243,286            1,745,830
Less: accumulated depreciation and amortization                          1,193,930              882,698
                                                                      ------------         ------------
                                                                         1,049,356              863,132

Capitalized financing costs                                                     --              263,783
Other assets                                                                10,783               16,592
                                                                      ============         ============
Total assets                                                          $ 20,601,423         $ 10,652,223
                                                                      ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                              $  3,120,093         $    900,709
   Deferred revenues                                                            --              166,666
   Current portion of long-term debt                                         2,784              214,286
                                                                      ------------         ------------
Total current liabilities                                                3,122,877            1,281,661

Long-term debt, less current portion                                        14,370               89,286

Stockholders' equity:
   Preferred stock, $0.01 par value
      Authorized shares - 23,725,973
      Series A, B, C, D and E convertible preferred stock:
         Issued and outstanding shares - none (12,551,928 in 1995)              --              125,520
   Common stock, $0.001 par value
      Authorized shares - 50,000,000
      Issued shares - 10,226,450 (478,915 in 1995)                          10,226                  479
   Additional paid-in capital                                           49,680,275           33,121,680
   Deferred compensation                                                (1,368,598)          (1,619,000)
   Deficit accumulated during development stage                        (30,857,703)         (22,347,379)
                                                                      ------------         ------------
                                                                        17,464,200            9,281,300
   Less: 4,800 shares of common stock in treasury, at cost                     (24)                 (24)
                                                                      ------------         ------------
Total stockholders' equity                                              17,464,176            9,281,276
                                                                      ============         ============
Total liabilities and shareholders' equity                            $ 20,601,423         $ 10,652,223
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

See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended September 30,
                                         --------------------------------
                                              1996             1995
                                         -------------     --------------
Revenues:
  Sponsored research                       $   500,000     $   278,388
  Research grants                               20,000          14,469
                                           -----------     -----------
Total revenues                                 520,000         292,857

Costs and expenses:
  Research and development                   3,246,268       1,740,080
  General and administrative                   592,531         479,543
                                           -----------     -----------
Total costs and expenses                     3,838,799       2,219,623

Loss from operations                        (3,318,799)     (1,926,766)

Other income (expense):
  Interest income                              261,666         107,709
  Interest expense                              (1,998)        (12,142)
                                           -----------     -----------
Total other income (expense)                   259,668          95,567

                                           -----------     -----------
Net loss                                   $(3,059,131)    $(1,831,199)
                                           ===========     ===========

Pro forma net loss
  per share (Note 4)                       $     (0.30)    $     (0.24)
                                           ===========     ===========

Shares used in computing pro forma net
  loss per share (unaudited)(Note 4)        10,216,146       7,684,022

See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                For the Period
                                                                               February 6, 1990
                                          Nine Months Ended September 30,   (date of inception) to
                                          -------------------------------        September 30,
                                              1996               1995                1996
                                          ------------        -----------   ----------------------
Revenues:
  Sponsored research                       $ 1,500,000        $   278,388           $  2,278,388
  License fees                                 500,000               --                1,300,000
  Research grants                               76,073             14,469                525,498
                                           -----------        -----------           ------------
Total revenues                               2,076,073            292,857              4,103,886

Costs and expenses:
  Research and development                   9,438,515          4,284,176             28,198,165
  General and administrative                 1,616,131          1,279,769              7,724,705
                                           -----------        -----------           ------------
Total costs and expenses                    11,054,646          5,563,945             35,922,870

Loss from operations                        (8,978,573)        (5,271,088)           (31,818,984)

Other income (expense):
  Interest income                              486,423            155,401              1,201,558
  Interest expense                             (18,174)           (36,409)              (240,277)
                                           -----------        -----------           ------------
Total other income (expense)                   468,249            118,992                961,281

                                           -----------        -----------           ------------
Net loss                                   $(8,510,324)       $(5,152,096)          $(30,857,703)
                                           ===========        ===========           ============

Pro forma net loss
  per share (Note 4)                       $     (0.95)       $     (0.76)
                                           ===========        ===========

Shares used in computing pro forma net
  loss per share (unaudited) (Note 4)        8,963,370          6,794,808


See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                         For the Period
                                                                                        February 6, 1990
                                                     Nine Months Ended September 30,   (date of inception)
                                                     -------------------------------     to September 30,
                                                           1996             1995               1996
                                                     -------------     -------------   -------------------
OPERATING ACTIVITIES:
Net loss                                              $ (8,510,324)    $ (5,152,096)       $(30,857,703)
Adjustments to reconcile net loss to
 cash used in operating activities:
  Depreciation and amortization                            311,232          267,304           1,232,785
  Cancellation of accrued interest                              --               --             111,438
  Amortization of deferred compensation                    250,402               --             294,402
  Compensation associated with stock option grants          75,960               --              75,960
  Changes in operating assets and liabilities            2,364,181          550,603           2,944,935
                                                      ------------     ------------        ------------
    Cash used in operating activities                   (5,508,549)      (4,334,189)        (26,198,183)

INVESTING ACTIVITIES:
Additions to property and equipment                       (497,456)        (341,696)         (2,243,286)
Purchases of marketable securities                      (1,351,749)      (4,431,157)         (5,845,094)
Sales of marketable securities                           5,345,094               --           5,845,094
                                                      ------------     ------------        ------------
    Cash (used in) provided by
      investing activities                               3,495,889       (4,772,853)         (2,243,286)

FINANCING ACTIVITIES:
Sale of preferred stock                                         --       13,154,027          28,255,133
Issuance of convertible notes                                   --               --           3,508,464
Repayment of convertible notes                                  --               --            (315,000)
Issuance of long-term debt                                      --               --             900,518
Repayment of long-term debt                               (286,418)        (203,331)           (883,364)
Sale of common stock                                    16,630,645            2,841          16,391,506
Repurchase of common stock                                      --               --                 (24)
                                                      ------------     ------------        ------------
  Cash provided by financing activities                 16,344,227       12,953,537          47,857,233
                                                      ------------     ------------        ------------

Net increase in cash and cash equivalents               14,331,567        3,846,495          19,415,764
Cash and cash equivalents at beginning of period         5,084,197        2,709,760                  --
                                                      ------------     ------------        ------------
Cash and cash equivalents at end of period            $ 19,415,764     $  6,556,255        $ 19,415,764
                                                      ============     ============        ============

Noncash transactions:
  Conversion of convertible notes and accrued
      interest to preferred stock                     $         --     $         --        $  3,304,902
  Deferred compensation associated with stock
      options issued at less than fair value          $         --     $         --        $  1,663,000
  Conversion of preferred stock to common stock       $ 31,559,922     $         --        $ 31,559,922


See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


1. NATURE OF BUSINESS

Diatide, Inc. (the "Company") was founded in 1990 and is a development stage company engaged in the discovery and development of proprietary radiopharmaceuticals for use in nuclear medicine imaging procedures.

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements for the three and nine months ended September 30, 1996 and 1995 and for the period February 6, 1990 (date of inception) to September 30, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company is a development stage company engaged in the discovery and development of proprietary radiopharmaceuticals for use in nuclear medicine imaging procedures. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of its products. All revenues received by the Company through September 30, 1996 have resulted from research grants from the National Institutes of Health (the "NIH") and the Department of Defense (collectively, the "Research Grants"), fees received for entering into option agreements with a pharmaceutical company and research and development support payments and the P280 and the P829 option exercise payments from Nycomed ASA ("Nycomed") under the Company's collaborative agreements with Nycomed.

   The Company has incurred net losses since its inception, expects to incur significant operating losses over the next several years and expects its cumulative net losses to increase significantly as the Company's research and development and clinical trial efforts expand. The Company expects that its research and development expenses will be significantly higher during 1996 and in future years as it moves its principal research and development programs towards more advanced preclinical studies and late-stage clinical trials and makes filings for related regulatory approvals in connection therewith. In addition, the Company expects that its personnel and patent costs will increase in the future. Patent costs also would increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative net losses since inception through September 30, 1996 of $30,857,703.

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


RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Revenues. The Company had revenues of $520,000 and $292,857 in the three months ended September 30, 1996 and 1995, respectively. Revenues in the three months ended September 30, 1996 were comprised of $20,000 of contract revenues received under research grants from the NIH, and $500,000 received by the Company under its collaborative agreements with Nycomed. Revenues in the three months ended September 30, 1995 were comprised of $278,388 received by the Company under its collaborative agreements with Nycomed and $14,469 of contract revenues under research grants. The $227,143 increase in revenues in 1996 over 1995 reflects the shorter period during which payments were made by Nycomed because the collaborative agreements with Nycomed were entered into in August 1995.

     Research and development. During the three months ended September 30, 1996 and 1995, the Company expended $3,246,268 and $1,740,080, respectively, on research and development activities. The $1,506,188 increase in the three months ended September 30, 1996 over the same period in 1995 resulted from additional expenses associated with ongoing clinical trials of P280 and P829, preclinical studies of additional compounds, increased salaries and staffing in clinical and regulatory areas and costs and consulting fees associated with the higher level of research and development activities.

     General and administrative. The Company's general and administrative expenses were $592,531 and $479,543 in the three months ended September 30, 1996 and 1995, respectively. The $112,988 increase in 1996 from 1995 resulted from increases in staffing and outside services to support the Company's growth.

     Interest. Interest expense in the three months ended September 30, 1996 and 1995 was $1,998 and $12,142, respectively, and was comprised primarily of interest incurred on borrowings to finance the acquisition of certain equipment and leasehold improvements. During the third quarter of 1996, the Company repaid its bank borrowings which lowered its interest expense for the quarter. Interest income was $261,666 in the three months ended September 30, 1996 compared with $107,709 in the three months ended September 30, 1995, reflecting the Company's increased cash balances during the quarter ended September 30, 1996.

     Net loss. As a result of the above factors, the Company incurred net losses of $3,059,131 and $1,831,199 in the three months ended September 30, 1996 and 1995, respectively.


   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Revenues. The Company had revenues of $2,076,073 and $292,857 in the nine months ended September 30, 1996 and 1995, respectively. Revenues in the nine months ended September 30, 1996 were comprised of $76,073 of contract revenues received under research grants from the NIH, and $2,000,000 received by the Company under its collaborative agreements with Nycomed. Revenues in the nine months ended September 30, 1995 were comprised of $278,388 received by the Company under its collaborative agreements with Nycomed and $14,469 of contract revenues under research grants. The $1,783,216 increase in revenues in 1996 over 1995 reflects the shorter period during which payments were made by Nycomed because the collaborative agreements with Nycomed were entered into in August 1995.

     Research and development. During the nine months ended September 30, 1996 and 1995, the Company expended $9,438,515 and $4,284,176, respectively, on research and development activities. The $5,154,339 increase in the nine months ended September 30, 1996 over the same period in 1995 resulted from additional expenses associated with ongoing clinical trials of P280 and P829, preclinical studies of additional compounds, increased salaries and staffing in clinical and regulatory areas and costs and consulting fees associated with the higher level of research and development activities.

     General and administrative. The Company's general and administrative expenses were $1,616,130 and $1,279,769 in the nine months ended September 30, 1996 and 1995, respectively. The $336,361 increase in the nine months ended September 30, 1996 compared to the same period in 1995 resulted from increases in staffing and outside services to support the Company's growth.

     Interest. Interest expense in the nine months ended September 30, 1996 and 1995 was $18,174 and $36,409, respectively, and was comprised primarily of interest incurred on borrowings to finance the acquisition of certain equipment and leasehold improvements. During the third quarter, the Company repaid its bank borrowings which lowered its interest expense for the first nine months of 1996. Interest income was $486,423 in the nine months ended September 30, 1996 compared with $155,401 in the nine months ended September 30, 1995, reflecting the Company's increased cash balances during 1996.

     Net loss. As a result of the above factors, the Company incurred net losses of $8,510,324 and $5,152,096 in the nine months ended September 30, 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

   The Company completed its initial public offering of 2,200,000 shares of Common Stock in June 1996 raising approximately $16.4 million of net proceeds. As of September 30, 1996, the Company had $19,415,764 of cash, cash equivalents and marketable securities and working capital of $16,418,407.

   During the nine months ended September 30, 1996, the Company's capital expenditures totaled $497,456, primarily for the acquisition of certain equipment and leasehold improvements.

   The Company's future capital requirements will depend on many factors, including continued progress in its research and product development programs, the magnitude of these programs, the results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative academic and commercial research, development and marketing relationships, and the costs and success of commercialization activities and arrangements.

   Based on its current operating plan, the Company anticipates that its existing capital resources, including the proceeds of the initial public offering and interest earned thereon, will be adequate to satisfy its capital requirements through mid-1998. Substantial additional funds may be required from external sources to support the Company's operations beyond that time, although there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

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

   Except for research and development funding from Nycomed pursuant to its collaboration with Diatide (which is subject to early termination in certain circumstances), the Company has no committed external sources of capital, and, as discussed above, expects no product revenues for a number of years. If the Company is unable to obtain necessary additional funds, it would be required to delay, scale back or eliminate certain of its research and development programs or commercialization efforts or license to third parties certain technologies which the Company would otherwise pursue on its own.

                           PART II. OTHER INFORMATION




ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:

  (a) Exhibits.              The Exhibits listed in the Exhibit Index
                             immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

  (b) Reports on Form 8-K.   None.

                                  DIATIDE, INC.
                                    FORM 10-Q
                               September 30, 1996


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DIATIDE, INC.


DATE: November 13, 1996                  BY: /s/  Richard T. Dean, Ph.D.
                                             -----------------------------------
                                             Richard T. Dean, Ph.D.
                                             President, Chief Executive Officer
                                             and Treasurer (principal executive
                                             and financial officer)

                                  EXHIBIT INDEX


Exhibit Number                       Description               Sequential Number
--------------                       -----------               -----------------

    11            Statement Re: Computation of Pro Forma Net
                  Loss Per Share                                        14

    27            Financial Data Schedule (EDGAR)

    99.1 Pages 6 through 16 of the Company's Prospectus dated June 13, 1996 included in the Company's Registration Statement on Form S-1 (Registration No. 333-3326) as filed with the SEC on June 12, 1996 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).