Form 10-K
period 1996-12-31
DIATIDE INC
filed 1997-03-31
CIK 1011888

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                          COMMISSION FILE NO. 0-28434

                                 DIATIDE, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                     04-3078258
          (State or other jurisdiction of                       (I.R.S. Employer
           incorporation or organization)                    Identification Number)

         NINE DELTA DRIVE, LONDONDERRY, NH                           03053
 (Address of registrant's principal executive offices)            (Zip Code)

                   (603) 437-8970                                    2835
Registrant's telephone number, including area code)       (Primary Standard Industrial
                                                          Classification Code Number)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK $0.001
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,315,136 based on the last reported sales price of the Common Stock on the Nasdaq National Market. There were 10,440,048 shares of $0.001 par value Common Stock outstanding as of March 14, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT DESCRIPTION                       10-K PART INTO WHICH INCORPORATED
-----------------------------------------------------------  -----------------------------------
Portions of the Registrant's Definitive Proxy Statement to
  be filed with the Securities and Exchange Commission for
  the Annual Meeting of Stockholders to be held May 21,
  1997.....................................................  Items 10, 11, 12 and 13 of Part III

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Diatide, Inc. (the "Company") is a biopharmaceutical company engaged in the discovery and development of proprietary disease specific radiopharmaceuticals for the diagnosis and treatment of life threatening conditions such as cancer, infection and cardiovascular disease. The Company is applying its proprietary peptide and radiolabelling technologies to the development of technetium-99m labeled synthetic peptides ("Techtides(R)") as medical imaging agents for life-threatening and chronic diseases and conditions. Because Techtides are designed to bind selectively with molecular targets that localize or proliferate as disease is developing, the Company believes that Techtides have the potential to produce images based on the process of disease rather than the anatomical result of disease, which may alter patient treatment protocols. The Company believes that its Techtides will permit a number of clinically important new diagnostic procedures to be performed using the large installed base of nuclear medicine imaging equipment and that nuclear medicine imaging with Techtides may be more accurate, more cost-effective, less invasive and/or safer than alternative imaging modalities for certain diseases or conditions. In August 1995, the Company entered into a comprehensive strategic alliance relating to its Techtides with Nycomed Imaging ASA (together with its United States subsidiary, "Nycomed"), one of the world's leading producers of medical imaging agents.

     The Company has four Techtides currently undergoing clinical trials for multiple indications: (i) P280 is in Phase 3 clinical trials for imaging deep vein thrombosis ("DVT") and is in Phase 2 clinical trial for imaging carotid thrombus. (The Company completed pivotal Phase 3 trials for DVT imaging in December of 1996 and data is expected to be available in the second quarter of
1997); (ii) P829 is in separate Phase 3 clinical trials for imaging lung cancer tumors, neuroendocrine tumors, and metastasis of malignant melanoma; (iii) P748 is in Phase 2 clinical trials for imaging pulmonary emboli; and (iv) P483H is in Phase 2 clinical trials for imaging inflammation due to infection. The Company is conducting preclinical studies of additional Techtides for imaging atherosclerotic plaque and colorectal and breast tumors.

     In addition to its Techtide programs, Diatide has exclusively licensed Sn-117m DTPA, a non-peptide-based radiopharmaceutical for the reduction of pain due to metastatic cancer to the bone, from Associated Universities, Inc., the operator of Brookhaven National Laboratories ("BNL"), which completed a Phase 2 clinical trial of Sn-117m DTPA. This compound is comprised of the tin radioisotope Sn-117m, which has an affinity for bone, combined with DTPA, a common chelating agent (an organic compound used to make Sn-117m soluble so that it will remain in the circulatory system until it reaches the bone).

DIATIDE TECHNOLOGY

     Techtides are proprietary nuclear medicine imaging agents that combine technetium and peptide carrier molecules to target particular tissues. Techtides consist of two principal components, synthetic peptides, which are small molecules that are designed to bind with high specificity and affinity with certain molecular targets on diseased tissues, and technetium, a commonly-used radioisotope which emits signals that can be detected using widely available nuclear medicine diagnostic equipment. Diatide believes that it was the first company to engage in the development of receptor-binding peptides that can be easily labeled with technetium. The Company's technology builds on recent advances in molecular biology and peptide chemistry that have led to the characterization of cell receptors associated with various active disease states and the structure of peptides that bind to these cell receptors.

                      [SCHEMATIC PRESENTATION OF TECHTIDE]

     Diatide's Techtides contain the following elements: (i) a peptide sequence that binds to a target, such as a cell receptor; (ii) a peptide-based unit linking the receptor-binding region of the Techtide to the technetium-binding group; (iii) a technetium-binding group, called a chelate, composed of specialized proprietary peptides that bind to the technetium (Tc); and (iv) additional peptide or amino acid units that improve biodistribution and clearance from the body. A gamma ray (v) is emitted from the technetium to produce an image through a gamma camera.

     The Company develops Techtides by applying its proprietary technologies in the areas of peptide engineering and radiolabelling chemistry. After Diatide identifies a medical imaging need relating to a selected disease, the Company uses rational drug design principles to develop a synthetic peptide that it believes will bind with high affinity to a molecular target that localizes or proliferates as disease is developing. These molecular targets typically involve cell receptors that are implicated in the disease process. Using proprietary methods of peptide synthesis, the Company combines linkers and chelating agents to engineer its peptides so that these peptides may be easily labeled with technetium in a manner that preserves their selectivity and binding characteristics. The Company also incorporates into these compounds additional peptide or amino acid units to improve biodistribution and clearance from the body of excess Techtides that do not bind with targeted receptors. The Company uses its medicinal chemistry expertise to optimize the pharmacokinetic characteristics of these compounds.

     Because the synthetic peptides designed by Diatide bind with technetium in a very efficient manner, the amount of peptide required to produce Techtides is relatively low, which reduces development and manufacturing costs. The Company's technology for coupling technetium with synthetic peptides is the subject of five issued United States patents.

     The synthetic peptides used by Diatide in its Techtides are relatively small molecules composed of approximately 10 to 30 amino acids. These amino acids are readily available and inexpensive to synthesize. The relatively small size and design of these synthetic peptide molecules permits them to diffuse quickly to target sites in the body and to be removed quickly from the bloodstream, facilitating rapid imaging of areas of interest.

     The Company designs its Techtides to be administered to patients by intravenous injection. The Company believes that it will be possible to obtain a nuclear medicine image using Techtides within several minutes to two hours after administration, with the precise time varying depending on the type of procedure. Accordingly, the Company expects that nuclear medicine imaging with Techtides will be performed in a single procedure in a one-day hospital visit.

ADVANTAGES OF TECHTIDES

     Diatide believes that nuclear medicine imaging with Techtides may provide the following advantages in comparison with other imaging modalities and other nuclear medicine imaging agents:

     - Improved Diagnostic Information. Nuclear medicine imaging with Techtides provides images by targeting molecular sites that localize or proliferate as disease is developing, such as activated platelets in clots and somatostatin receptors on tumors. This approach is fundamentally different from the approach used in other medical imaging modalities and may provide physiological information which is not available through other modalities. This information may affect patient management and clinical outcomes by permitting nuclear medicine physicians to make a more definitive diagnosis of disease, thereby avoiding the costs and delays incident to additional diagnostic tests or an inappropriate course of therapy, or by facilitating diagnosis at an earlier stage of disease development, when therapy can more favorably alter the outcome.

     - Potential Pharmacoeconomic Benefits. The components of the synthetic peptides used by the Company are readily available and inexpensive to synthesize with established techniques. Technetium also is widely available and inexpensive. The efficient manner in which the Company's synthetic peptides bind with technetium limits the amount of peptide required in the production process. The Company believes that the low cost of production of Techtides may permit it to offer Techtide products at price levels that will be attractive if Techtides exhibit the performance and safety characteristics expected by the Company.

     - Faster Imaging. Techtides are designed to diffuse rapidly to, and bind tightly with, their molecular targets and for the portion of the dose that does not bind with the target to quickly clear the circulatory system. The Company believes that these attributes, along with the favorable characteristics of technetium, will permit Techtides to produce high quality images within a short time (typically a few minutes to two hours) after administration. Accordingly, the Company believes that imaging procedures with Techtides may be performed in a single procedure, avoiding the need for an overnight hospital stay or multiple hospital visits.

     - Safety and Ease of Administration. Because Techtides are relatively small molecules that contain only trace amounts of technetium and peptide, the Company does not believe that Techtides will be administered at doses that will be pharmacologically active. While clinical trials to ascertain the safety of Techtides at various dosing levels are still underway, no clinically significant adverse side effects have been identified in the more than 1,200 patients imaged to date. Moreover, imaging procedures with Techtides do not involve discomfort or serious adverse side effect risks that accompany certain competing modalities, such as angiography and contrast venography.

     - Comparison with monoclonal antibodies ("MAbs"). Diatide believes that peptides offer several significant advantages in comparison with MAbs as carrier molecules for radiopharmaceutical imaging agents. Radiolabelled MAbs are large molecules that are relatively difficult to produce, typically require a long period of time after administration for imaging (four to forty-eight hours) and clear the body slowly, which can adversely affect image quality in some cases. In addition, some MAbs have engendered adverse immune responses caused by their derivation from mouse-derived proteins. MAbs are currently made primarily through cell fermentation techniques, which may expose them to biological contaminants. Moreover, it is significantly easier to modify peptides to optimize their pharmacokinetic properties than to modify MAbs for such purpose.

DIATIDE STRATEGY

     Diatide is applying its proprietary technology in the areas of peptide engineering and radiolabelling chemistry to develop novel nuclear medicine products. The Company is directing its development programs at large existing markets which it believes are not adequately served by existing products or modalities. The key elements of Diatide's business strategy include:

     - Establish Clinical Utility and Advantages of Techtides. The Company plans to develop Techtides for application to a broad range of diseases and conditions for which nuclear medicine imaging with Techtides demonstrates advantages in comparison with competing imaging modalities. Techtides are targeted imaging agents that combine the low cost and high image quality associated with technetium with the specific binding properties of peptides. The Company believes that nuclear medicine imaging using its Techtides may lead to a more rapid diagnosis and may be more accurate, more cost-effective, less invasive and/or safer than alternative imaging modalities for certain diseases or conditions.

     - Exploit Large Installed Base of Nuclear Medicine Equipment and Know-how. The Company is designing Techtides to be used in nuclear medicine imaging procedures that employ the large installed base of nuclear medicine imaging equipment in hospitals and clinical facilities and that are based on well-known imaging techniques and protocols. As a result, nuclear medicine imaging with Techtides is not expected to require the purchase of additional equipment or substantial additional training of nuclear medicine physicians and technicians.

     - Leverage Strong Marketing Collaborations. The Company is currently a party to a comprehensive strategic collaboration with Nycomed with respect to its Techtides. The Company plans to leverage this relationship in the development and marketing of Techtides and, where appropriate, to seek to enter into additional strategic corporate collaborations to secure additional financial support for its research and development activities and to enhance the sales and marketing, distribution and promotion of its products on a worldwide basis.

     The Company plans to further exploit its proprietary peptide technology and understanding of radiolabelling by developing therapeutic radiopharmaceuticals that specifically target certain types of tumors. The Company has licensed and is developing Sn-117m DTPA as a therapy for the reduction of pain due to metastatic cancer to the bone because the technology of this compound is related to the Company's technology. The Company expects to distribute this compound through the same channels as the Company's other products.

PRODUCTS UNDER DEVELOPMENT

     The table below summarizes Diatide's principal products under development.

                                                       CLINICAL
  PRODUCT NAME                    INDICATION           STATUS(1)    COLLABORATOR(2)
----------------             -----------------------    ---------    -------------
Imaging Products (Techtides)
P280                         Deep Vein Thrombosis       Phase 3         Nycomed
                             Carotid Thrombus           Phase 2         Nycomed

P829                         Lung Cancer Tumors         Phase 3         Nycomed
                             Neuroendocrine Tumors      Phase 3         Nycomed
                             Metastasis of Melanoma     Phase 3         Nycomed

P748                         Pulmonary Embolism         Phase 2         Nycomed

P483H                        Inflammation due to        Phase 2         Nycomed
                             Infection

P773                         Atherosclerotic Plaque     Preclinical     Nycomed

Therapeutic Product
Sn-117m                      Reduction of Pain          Phase 2           --
DTPA                         due to Metastatic
                               Cancer to the Bone

---------------

(1) Phase 3 Clinical Trial. The product is administered to an expanded patient population to (i) further test the product for safety, (ii) further evaluate clinical effectiveness and (iii) obtain additional information for labelling.

    Phase 2 Clinical Trial. The product is administered to a limited patient population to (i) evaluate the effectiveness for specific indications, (ii) determine dose response and optimal dosage and (iii) identify possible adverse effects and safety risks.

    Pilot Study. The product is administered to a limited patient population to determine whether further clinical trials are warranted based on preliminary indications of efficacy.

    Phase 1 Clinical Trial. The product is administered to healthy human subjects and tested for safety, dosimetry, tolerance, metabolism, distribution, excretion and pharmacokinetics.

    Preclinical. A compound is undergoing testing and being evaluated by the Company in relevant assays and/or animal models to assess potential product characteristics, safety and utility.

(2) Nycomed is providing research and development support and has an option to co-market Techtides in the United States and to license and distribute Techtides in Europe, South Africa and certain countries in the Middle East. Nycomed has exercised its co-promotion and licensing options with respect to P280 and P829. See "Item 1. Business -- Corporate Collaborations."

     The Company believes that its clinical development programs have benefited from the minimally invasive nature of nuclear medicine imaging, the small doses of Techtides used in these procedures and the rapid visibility of results from the use of Techtides in these procedures. These attributes have made it relatively easy to evaluate Techtides in humans for correct biodistribution and ability to visualize the disease or condition of interest, thereby enabling the Company to conduct pilot studies of Techtides in limited patient populations to obtain preliminary information as to efficacy and determine whether full clinical trials are warranted. Thus, through the use of these pilot studies, the Company has been able to eliminate certain compounds as product candidates without incurring a high level of related development costs.

IMAGING PRODUCTS

  P280 for Deep Vein Thrombosis

     The Company is conducting Phase 3 clinical trials of the Techtide P280 for medical imaging of DVT. P280 targets the GP IIb/IIIa receptor on platelets involved in blood clot formation. A number of pharmaceutical and biotechnology companies have targeted the GP IIb/IIIa receptor for therapeutic cardiovascular products. One such product, ReoPro(R), has been approved by the United States Food and Drug Administration ("FDA") and a number of other product candidates are in various phases of clinical trials. In DVT, a thick fibrous blood clot, known as a thrombus, forms in the veins of the lower legs, thighs, pelvic areas or, less frequently, in the upper extremities of humans, typically as a result of trauma, surgery or stasis due to inactivity. Patients with DVT are at risk of pulmonary embolism, which occurs when a clot associated with DVT breaks free and travels to the lungs and blocks blood flow to the lungs.

     Clots in the venous system can be characterized as either acute (recently formed) or chronic (older). Physicians generally believe that acute clots present the highest risk of producing a pulmonary embolus and therefore require aggressive treatment. Chronic clots may be in a dormant state, posing little or no risk of producing a pulmonary embolus, and, as a result would not normally require aggressive treatment. No existing imaging modality is able to accurately differentiate chronic clots from acute clots.

     There are approximately 5,000,000 episodes of DVT in the United States each year, of which approximately 500,000 to 600,000 result in pulmonary embolism. Approximately 200,000 deaths occur each year in the United States as a result of pulmonary emboli. It is important to accurately diagnose and treat patients with DVT in a timely fashion to prevent them from developing pulmonary embolism.

     Doppler ultrasound and contrast venography are the primary modalities used to diagnose DVT. In the United States, Doppler ultrasound imaging, an operator dependent technique which is not FDA-validated for the diagnosis of DVT, is increasingly used for this purpose because it is relatively inexpensive and non-invasive. In 1994, approximately 990,000 ultrasound procedures for imaging of DVT were performed in the United States. Although Doppler ultrasound is considered reasonably accurate in identifying DVT in the thigh and behind the knee, it is less efficacious in the area below the knee, in the pelvis and, in some patients, in the upper extremities of the body. Doppler ultrasound also is of limited effectiveness in imaging obese patients, patients with swelling and post-surgical orthopedic patients.

     Contrast venography is used to diagnose DVT both as a primary imaging modality, particularly in Europe, and when the results of ultrasound are indeterminate. Contrast venography is currently recognized as the most accurate imaging modality used to identify DVT. In a contrast venography procedure, a contrast agent is infused into the patient's vein and imaged by x-ray. Although this procedure produces high quality images in a high percentage of cases, it is painful, more expensive than ultrasound and can result in serious adverse side effects, including the triggering of thrombosis. In 1994, approximately 310,000 contrast venography procedures for imaging of DVT were performed in the United States.

     The Company believes that nuclear medicine imaging with P280 will permit diagnosis of DVT without the pain, degree of invasiveness and risk of serious adverse side effects associated with contrast venography. The Company also believes that P280 may be an alternative to Doppler ultrasound in diagnosing DVT in certain areas, such as below the knee and in the pelvis, and in certain patients, such as obese patients and patients with swelling, where ultrasound is less efficacious. Moreover, because the peptide in P280 targets the GP IIb/IIIa receptor on activated platelets, which are present in higher concentrations in acute clots than in chronic clots, Diatide believes that nuclear medicine imaging with P280 may enable physicians to distinguish between chronic clots and acute clots. Such information may be critical to management of DVT patients, especially patients who previously have experienced DVT. An anticoagulant most likely would be prescribed in the case of an acute clot, while it is possible that no intervention would be taken in the case of a chronic clot. If P280 is shown to differentiate acute clots from chronic clots, nuclear medicine imaging with this Techtide also might be useful to monitor the effect of anticoagulant therapy, which carries a risk of bleeding.

     In December 1996, the Company completed two pivotal Phase 3 clinical trials of P280 for the diagnosis of DVT, which compared P280 with contrast venography. These two pivotal Phase 3 clinical trials were conducted at approximately 32 sites in the United States, Canada and Europe and involved approximately 267 patients. The protocols and monitoring of these Phase 3 clinical trials were designed to limit enrollment to patients who had experienced acute DVT symptoms in order to study only patients who were likely to have acute clots. The Company is currently analyzing the data from these pivotal Phase 3 clinical trials and expects to report the results of these trials in the second quarter of 1997.

     In December 1995, the Company completed a non-pivotal Phase 3 clinical trial of P280 for the diagnosis of DVT, which compared P280 to ultrasound. The non-pivotal study was conducted at 14 sites in the United States and involved 137 patients. Although widely used to diagnose DVT, ultrasound is operator dependent and not FDA-validated for the diagnosis of DVT. Thus, data comparing P280 with ultrasound may not be used for FDA purposes to demonstrate efficacy. In addition, ultrasound is unable to reliably differentiate between acute and chronic DVT. In the non-pivotal study of P280, the test results with P280 showed only moderate correlation with ultrasound. The Company performed subsequent analyses of the non-pivotal Phase 3 DVT results. In a subgroup consisting of 87 patients with "acute DVT symptoms," the correlation of P280 with ultrasound was higher than in the overall (137 patient) group. The Company defines "acute DVT symptoms" as clear signs and symptoms of DVT within 10 days of diagnosis with no prior history of DVT or pulmonary emboli. The Company believes that these results may reflect the detection by P280 of activated platelets associated with acute clots and the inability of ultrasound to differentiate accurately between acute and chronic clots. There can be no assurance that the Company's interpretation of these results reflects the ability of P280 to detect acute clots or that efficacy will be demonstrated in the pivotal Phase III clinical trials, the results of which are still being analyzed.

  P280 for Carotid Thrombus

     The Company is conducting Phase 2 clinical trials of the Techtide P280 for medical imaging of carotid thrombus. Carotid thrombi are blood clots that are attached to the inside wall of the carotids, the major arteries supplying blood to the brain. Carotid thrombi pose a two-fold threat to a patient. First, it indicates the presence of unstable plaque underlying the thrombi because stable plaque does not cause thrombus to form on its surface. The unstable plaque may rupture without warning and cause a stroke, either by blocking the vessel or by releasing debris into the vessel which is then carried into the brain, causing a blockage. Secondly, carotid thrombi often break off and are carried into the brain, where they block blood vessels and cause stroke. Stroke accounts for approximately one-half of all patients hospitalized for acute neurological diseases in the United States. In 1994 there were approximately 400,000 to 500,000 incidents of stroke in the United States.

     Carotid disease is primarily diagnosed by ultrasound and carotid angiography, with angiography currently recognized as the most accurate imaging modality for this purpose. Carotid angiography is an invasive procedure involving the placement of a catheter in the artery and the injection of a contrast agent. In 1994, approximately 310,000 carotid angiography procedures for imaging of carotid disease were performed in the United States. Ultrasound is less invasive and less expensive than carotid angiography for imaging of carotid disease. In 1994, approximately 1,700,000 ultrasound procedures for imaging of carotid disease were performed in the United States. When used for the diagnosis of carotid thrombus, both carotid angiography and ultrasound detect only the degree of blockage of the artery; neither procedure is able to detect reliably the presence or absence of thrombi in an artery as opposed to some other form of blockage, such as arteriosclerosis.

     Diatide initiated Phase 2 clinical trials of P280 for imaging of carotid thrombus because clots located in arteries have substantially more activated platelets than clots formed in the venous system. As described above, P280 is designed to bind to the GP IIb/IIIa receptor on activated platelets, which are found in thrombi. Diatide believes that nuclear medicine imaging of carotid thrombus with P280 may provide a more valuable diagnosis than existing modalities if this procedure can be shown to enable physicians to identify the presence or absence of thrombi, as opposed to arteriosclerosis, in the artery. If thrombi are present, immediate carotid surgery (endarterectomy) or immediate administration of an anticoagulant may be required. If both carotid arteries are severely narrowed, determining the location of thrombi is important since such a determination would mandate that, if only one side has thrombus, that side be operated on first in order to avoid a stroke, which would have a high likelihood of occurring if the opposite side were operated on first.

     The Company completed a Phase 2 clinical trial of P280 for the diagnosis of carotid thrombus in December 1995. This study was conducted at one site in the United States, involved ten patients and compared P280 with ultrasound and pathology. The compound was well tolerated by all of the patients with no clinically significant adverse side effects. Moreover, the results of this Phase 2 clinical trial indicated on a preliminary basis that P280 may be able to identify both thrombi on carotid plaque and intra-arterial thrombi associated with atherosclerotic plaque. The Company initiated additional Phase 2 clinical trials of P280 for imaging of carotid thrombus in February 1997. In this study P280 is compared to pathology. This study involves 40 patients at four sites in the United States and Canada.

  P829 for Lung Cancer Tumors, Neuroendocrine Tumors, and Metastasis of Melanoma

     The Company is conducting Phase 3 clinical trials of the Techtide P829 for medical imaging lung cancer tumors, neuroendocrine tumors, and metastasis of melanoma. P829 targets and binds to the somatostatin receptor. Detection of overexpression of the somatostatin receptor has been found to be useful for locating certain cancerous tumors, staging these tumors to determine the extent of disease involvement and monitoring treatment. Such information is important for determining the appropriate patient therapy and the effectiveness of such therapy. Tumors associated with the overexpression of the somatostatin receptor include lung cancer tumors, neuroendocrine tumors and tumors caused by metastatic melanomas. Lung cancer includes small-cell and non-small-cell tumors. Neuroendocrine tumors include certain tumors of the thyroid gland, pituitary gland, pancreas, gastrointestinal tract and central nervous system.

     Cancer is often manifested in tissue masses called tumors. Cancer often causes death, particularly when tumor cells metastasize and spread to other parts of the body. The detection of metastases, or small secondary tumors, is often difficult. In addition, certain primary tumors, including several types of neuroendocrine tumors, are difficult to identify with conventional imaging technology. There will be an estimated 178,100 new cases of lung cancer in 1997 in the United States, of which 135,000 will be cases of non-small-cell lung cancer, making lung cancer the most common malignancy in men and women, with about an equal number occurring in Europe. Additionally, the American Cancer Society estimates that 40,300 patients in the U.S. will be newly diagnosed with melanoma in 1997.

     The detection and staging of cancer and monitoring of its treatment rely on all major imaging modalities. Once localized, imaging procedures are usually followed by a surgical biopsy and, possibly, removal of the tumor and/or chemotherapy or radiation therapy. In June 1994, a peptide-based radiopharmaceutical labelled with indium-111, OctreoScan, was introduced into the market as a nuclear medicine imaging agent for neuroendocrine tumors. As with P829, OctreoScan targets and binds with neuroendocrine tumors that overexpress the somatostatin receptor.

     The Company believes that P829 may compare favorably with OctreoScan because P829 is radiolabelled with technetium, which is less expensive than indium-111, is more readily available, provides better image quality and permits imaging more quickly following administration. The Company further believes that P829 may be more sensitive than a CT procedure in detecting metastases and small neuroendocrine tumors. If P829 demonstrates such sensitivity in these applications, the additional information that it would provide would affect the physician's decision as to the appropriate course of therapy, such as whether or not to perform surgery.

     The Company is conducting three separate Phase 3 clinical trials of P829 for the diagnosis of lung cancer, neuroendocrine tumors and metastasis of melanomas, respectively. The lung cancer trials, which were initiated in December 1996, compare P829 against CT and biopsy and are expected to involve approximately 260 patients at approximately 20 sites in the United States, Europe and Canada. The neuroendocrine tumor trials, which were initiated in February 1996, compare P829 and OctreoScan with CT, MRI, biopsy and other standard institutional procedures and are expected to involve approximately 240 patients, 179 of whom had been imaged through February 28, 1997, at approximately 20 sites in the United States and Europe. The melanomas trials, which were initiated in October 1996, compare P829 with CT and biopsy and will involve approximately 260 patients at approximately 20 sites in the United States and Europe.

     The Company completed two Phase 2 clinical trials of P829 for the diagnosis of tumors that overexpress the somatostatin receptor in September 1995. One of these trials was a non-randomized dose ranging study, which was conducted at six sites in the United States, involved 43 patients with neuroendocrine tumors or lymphomas and compared P829 with CT, MRI, biopsy and other standard institutional procedures. The second of these trials was conducted at three sites in the United States, involved 44 patients with non-neuroendocrine tumors that overexpress the somatostatin receptor, primarily lung and certain breast tumors and lymphomas, and compared P829 with CT, MRI, biopsy and other standard institutional procedures. P829 was well tolerated by all patients in both clinical trials, with no clinically significant adverse side effects, and demonstrated good image quality in imaging both neuroendocrine and non-neuroendocrine tumors, and the test results with P829 correlated sufficiently with the test results with CT, MRI, biopsy and other standard institutional procedures to justify proceeding with Phase 3 clinical trials.

  P748 for Pulmonary Embolism

     The Company is conducting Phase 2 clinical trials of the Techtide P748 for medical imaging of pulmonary emboli. Like P280, P748 targets the GP IIb/IIIa receptor on platelets involved in blood clot formation. A pulmonary embolus is a blood clot that blocks blood flow to the lungs and often is fatal. There are approximately 500,000 to 600,000 annual episodes of pulmonary emboli in the United States. Approximately 200,000 deaths occur each year in the United States as a result of pulmonary emboli.

     To diagnose pulmonary emboli, physicians generally first x-ray the patient to rule out other causes of the patient's symptoms. Next, physicians typically perform perfusion and ventilation scans, a two-step nuclear medicine imaging procedure involving the use of technetium-labelled albumin and a radio-labelled gas, typically xenon-133. This dual procedure is minimally invasive, but frequently gives inconclusive results. In 1994, approximately 840,000 perfusion studies for imaging of pulmonary emboli were performed in the United States. If the results of the perfusion and ventilation scans are inconclusive, physicians often perform a pulmonary angiogram, which is currently recognized as the most accurate imaging modality used to identify pulmonary emboli. A pulmonary angiogram is an invasive procedure involving the placement of a catheter near the pulmonary artery and the injection of a contrast agent. In 1994, approximately 55,000 pulmonary angiograms for imaging of pulmonary emboli were performed in the United States.

     Based on the results of preclinical tests and pilot studies of P748, the Company believes that diagnosis with P748 may provide significant improvements in accuracy in comparison with perfusion and ventilation studies. The Company further believes that nuclear medicine imaging with P748 will be significantly less invasive than a pulmonary angiogram, while potentially providing the same quality of diagnosis. As a result, P748 may be particularly attractive in situations in which the patient is repeatedly imaged over time to monitor the effects of thrombolytic agents which are administered as therapies for this disease. Optimizing dosage of thrombolytic agents is important to minimize the serious side effects associated with the bleeding that may be caused by these agents, including ulcer or gastrointestinal bleeding, and cerebral hemorrhage, which may cause stroke and death.

     The Company completed two pilot studies of P748 in 1995. One of these studies was conducted at one site in Europe and involved seven patients, and the other was conducted at four sites in the United States and involved 17 patients. Both studies compared P748 to perfusion and ventilation scans. In these studies, P748 was well tolerated by all patients with no clinically significant adverse side effects, and the test results with P748 correlated sufficiently with the test results with perfusion and ventilation scans to justify proceeding with Phase II clinical trials. In December 1995, the Company completed a Phase I clinical trial of P748. This clinical trial was conducted at two sites in the United States and involved ten normal volunteers. P748 was well tolerated by all subjects with no clinically significant adverse side effects.

     The Company is conducting a Phase 2 randomized dose ranging study of P748 for the diagnosis of pulmonary embolism. This study is being conducted at six sites in the United States and Canada and involves approximately 30 patients. It compares P748 with pulmonary angiography.

  P483H for Inflammation Due to Infection

     The Company is conducting Phase 2 clinical trials of the Techtide P483H for medical imaging of inflammation due to infection, such as post-surgical infection, osteomyelitis (bone infection), the location of white blood cells associated with fevers of unknown origin and occult (hidden) infections. Each year in the United States there are over 2,000,000 cases of inflammation due to infection.

     The most specific current procedure for medical imaging of inflammation due to infection involves removing blood from the patient, isolating white blood cells in the patient's blood, radiolabelling the white blood cells with indium-111 or with technetium coupled to a carrier molecule and then injecting the white blood cells back into the patient where they localize around the site of the infection and emit radiation which can be detected using a gamma camera. Although radiolabelled white blood cells are highly specific, this imaging procedure is expensive, difficult to administer and often fails to yield good image quality quickly.

     P483H is being designed to bind in vivo with white blood cells present at localized sites of infection. In addition, it is being designed to be administered by injection and, therefore, not to require handling of the patient's blood, which entails exposure to blood-borne diseases such as HIV.

     In September 1996, the Company initiated Phase 2 clinical trials of P483H. These trials involve approximately 30 patients, 25 of whom had been imaged as of February 28, 1997. The Company expects that these Phase 2 clinical trials will be completed in the second quarter of 1997.

     In June 1996, the Company completed Phase 1 clinical trials of P483H in the United States. These trials were conducted at two sites and involved 15 normal volunteers. In this study, P483H was well tolerated by all subjects with no clinically significant adverse side effects.

     The Company previously conducted a Phase 1 clinical trial of an earlier formulation of P483H. This clinical trial was conducted at one site in the United States and involved ten normal volunteers. Although the compound was well tolerated by all subjects with no clinically significant adverse side effects, the compound concentrated in subjects' stomachs at unexpectedly high levels, which the Company believed could result in lower sensitivity of the compound in abdominal imaging.

  P773 for Atherosclerotic Plaque

     The Company is conducting preclinical studies of the Techtide P773 for medical imaging of unstable atherosclerotic plaque. Atherosclerosis is caused by the accumulation of cholesterol in the walls of arteries. Continued accumulation leads to the formation of plaque. There are two types of atherosclerotic plaque, stable and unstable. Stable plaque may not require aggressive treatment. Unstable plaque grows rapidly and can easily rupture leading to thrombus formation that may block an artery. Common sites of atherosclerosis are the coronary and carotid arteries. Obstruction of blood flow in these sites may result in transient ischemic attacks ("TIA"), stroke, angina and heart attack.

     Each year approximately 400,000 to 500,000 persons in the United States suffer a stroke, which is the third leading cause of death in the United States. TIA is a warning sign of stroke and occurs in about 10% of stroke victims. Each year approximately 1,500,000 persons have heart attacks in the United States, which is the leading cause of death in the United States. Angina is caused by partial blockage of a coronary artery from thrombosis. Angina causes some muscle damage and limits the amount of work that the affected portion of the heart can do. There are an estimated 5,600,000 persons in the United States who suffer from angina, with 350,000 new cases occurring each year. Atherosclerosis is the leading cause of these diseases.

     Several imaging modalities are currently used to detect the sites of atherosclerosis, including angiography, ultrasound and nuclear medicine imaging procedures with thallium-201. However, none of these procedures permits accurate determination of whether atherosclerotic plaque is stable or unstable. The Company believes that an imaging product that is able to detect sites of unstable atherosclerotic plaque may provide early detection of cardiovascular disease that might enable physicians to manage treatment of this disease before costly interventional measures become necessary.

     The Company completed a pilot study of an earlier generation Techtide for nuclear medicine imaging of unstable atherosclerotic plaque in May 1995. The study was conducted at four sites in the United States, involved 21 patients and three normal volunteers and compared the Techtide with pathology reports from surgical tissue specimens. Although the compound was well tolerated with no clinically significant adverse side effects, the Techtide did not exhibit sufficient sensitivity to warrant further development.

  Other Imaging Programs

     In addition to its more advanced imaging product candidates described above, Diatide is conducting research and development activities with respect to Techtides for medical imaging of colorectal and breast tumors as well as additional thrombus and inflammation imaging agents. In each of these programs, the Company has identified active compounds and is evaluating these compounds in relevant assays and/or animal models. In addition, the Company believes that several of Diatide's products described above have the potential to address additional indications. For example, based on preclinical and clinical results to date, the Company believes that, because they target the GP IIb/IIIa platelet receptor, P280 and P748 may be useful in detecting thrombi in other circumstances, such as the monitoring of thrombi associated with coronary heart disease, angioplasty, vascular stents and stroke.

THERAPEUTIC PRODUCT

  Sn-117m DTPA for Reduction of Pain Due to Metastatic Cancer to the Bone

     The Company is developing Sn-117m DTPA as a therapy for the reduction of pain due to metastatic cancer to the bone. Diatide has licensed the exclusive worldwide rights to Sn-117m DTPA (which includes an issued United States composition of matter patent) under a royalty-bearing license from Associated Universities Inc., the operator of BNL. This compound is comprised of the radioisotope Sn-117m, which has an affinity for bone, combined with DTPA, a common chelating agent (an organic compound used to make Sn-117m soluble so that it will remain in the circulatory system until it reaches the bone).

     The three most prevalent cancers, prostate, breast and lung, metastasize to the bone in approximately 50% to 80% of patients. In 1994, there were approximately 240,000 new cases of prostate cancer, 180,000 new cases of breast cancer and 170,000 new cases of lung cancer in the United States. The normal course of treatment for the bone pain associated with these cancers has been external beam radiation, chemotherapy, analgesics and opiates. These methods are costly and lead to a poor quality of life in late-stage patients.

     In 1993, the first therapeutic radiopharmaceutical for this indication, Metastron, was approved for routine use by the FDA. Metastron has been shown to significantly reduce metastatic bone pain for up to six months with a single injection. The Company believes that radiopharmaceuticals are well suited for this type of therapy because they can deliver a high level of radiation to multiple metastases. However, Metastron and certain other radioisotopes for the reduction of pain due to metastatic cancer to the bone that are under development are dose limited due to myelosuppression, the destruction of bone marrow, which is the source of white blood cells and platelets. Myelosuppression is a particular problem for patients suffering from breast cancer, who already have suppressed bone marrow due to chemotherapy. Because of the radiation characteristics of Sn-117m and based on published data for other radioisotopes, the Company believes that Sn-117m will result in less myelosuppression than other radioisotopes.

     A dose-escalating Phase 2 clinical trial of Sn-117m DTPA was completed by BNL in 1995. This Phase 2 clinical study was conducted at four sites in the United States and involved 47 patients. Sn-117m DTPA was well tolerated by all patients with no clinically significant adverse side effects. Approximately 70% of the patients in this study were noted to experience complete or partial pain relief. The Company is currently writing a protocol for Phase 3 clinical trials of Sn-117m DTPA and may initiate these Phase 3 clinical trials in mid-1997, although the Company does not plan to conduct extensive Phase 3 clinical trials of Sn-117m DTPA unless it enters into a corporate collaboration for the completion of the development and the commercialization of Sn-117m DTPA.

  Other Potential Therapeutic Applications

     The Company believes that combinations of its synthetic peptides with certain radioisotopes may have potential applications as tumor therapies. The Company may initiate research and development programs in this area in the future, particularly if it can secure funding from a collaborator. The Company may also license additional therapeutic radiopharmaceuticals if the technology is related to the Company's technology and the distribution channels for the product overlap with the distribution channels of the Company's other products.

CORPORATE COLLABORATIONS

     A key element of Diatide's business strategy is to enter into collaborations with pharmaceutical companies to secure financial support for its research and development activities and to enhance the sales and marketing, distribution and promotion of the Company's products worldwide upon receipt of requisite regulatory approvals.

     In August 1995, the Company entered into a comprehensive strategic alliance relating to its Techtides with Nycomed. The strategic alliance provides for research and development support and a marketing collaboration. At the time the alliance was established, Nycomed made a $10 million equity investment in the Company. Nycomed is one of the world's leading producers of medical imaging agents, with worldwide revenues from medical imaging operations of approximately $800 million in 1995.

     Under the Company's agreements with Nycomed, the Company granted Nycomed an option to obtain exclusive co-promotion rights with respect to the Company's Techtides in the United States and an option to obtain exclusive distribution and license rights with respect to the Company's Techtides in Europe, South Africa and certain countries in the Middle East. The options apply to each Techtide which becomes the subject of an investigational new drug ("IND") submission with the FDA during the five-year period ending August 2000 (the "Research and Development Period"). As to each such Techtide, the options are exercisable by Nycomed at any time prior to the expiration of the 60-day period following the date on which Diatide enrolls its first patient in a Phase III clinical trial with respect to such Techtide, even if such 60-day period expires later than the expiration of the Research and Development Period. Nycomed has exercised its co-promotion and licensing options with respect to P280 and P829. There can be no assurance that Nycomed will exercise its options as to any other Techtide.

     During the Research and Development Period, Nycomed is required to make quarterly research and development payments to Diatide as well as additional payments upon the exercise of any option with respect to a Techtide. The Research and Development Period is subject to termination prior to August 2000 in certain circumstances, although Nycomed may not shorten such period to earlier than August 1998 without Diatide's consent, except in the case of a breach by Diatide or in the event that Dr. Richard T. Dean, President, Chief Executive Officer and Director of the Company, is not employed by Diatide through August 11, 1997 other than as a result of death, disability or termination for cause.

     Under the United States co-promotion agreement, Nycomed is required to market and promote, on a joint basis with Diatide, Techtides as to which Nycomed has exercised its co-promotion right. Nycomed will have primary responsibility for promoting products to group purchasing organizations, hospital pharmacies and other relevant departments at hospitals, and Diatide will have primary responsibility for promotion to commercial radiopharmacies. Nycomed's United States co-promotion rights with respect to each Techtide that it elects to co-promote will expire on the fifth anniversary of the first sale of the product in the United States, subject to certain extension rights of up to three additional years. In certain limited cases involving additions to the indications of a previously optioned product, Nycomed may extend the term of its co-promotion rights up to an additional five years by agreeing to fund 50% of the Company's costs of conducting the Phase III clinical trials required with respect to such additional indications. Diatide retains the right to manufacture Techtides which are subject to this co-promotion arrangement. In consideration of Nycomed's co-promotional efforts, Diatide is required to pay Nycomed a specified percentage of United States adjusted net sales (as defined in the agreement) of each co-promoted Techtide. Diatide has agreed that generally it will not market or sell in the licensed territory any substantially similar product that is targeted at the same receptor and has substantially the same clinical indications as any Techtide for which Nycomed has exercised its option to distribute and license.

     Under the distribution and license agreement, Nycomed is required to make certain milestone payments to Diatide upon the achievement of specified regulatory objectives in respect of Techtides that Nycomed exercises its option to distribute and license. In addition, Nycomed is required to pay running royalties as to such Techtides based on a percentage of Nycomed's net sales (as defined in the agreement) in the licensed territory. Diatide generally is responsible for conducting all required clinical trials of Techtides licensed by Nycomed, and Nycomed is responsible for prosecuting the marketing approval applications in the licensed territory and the funding of additional market studies to support the marketing of licensed products. Nycomed is required to purchase from Diatide, and Diatide is required to supply to Nycomed, Nycomed's requirements of licensed products at specified transfer prices.

MARKETING AND DISTRIBUTION

     Diatide plans to market products for which it obtains regulatory approval through co-marketing, licensing and distribution arrangements with pharmaceutical company collaborators and through its own small, specialized sales force. The Company believes that this approach will both increase market penetration and commercial acceptance of its products and enable the Company to avoid the need to expend significant funds to develop a large sales force.

     The Company expects to market and distribute its imaging products outside of the United States, including in Japan and the balance of the Far East (which are not covered by Nycomed's options to license), primarily or exclusively through co-marketing, licensing and distribution arrangements with pharmaceutical company collaborators. The Company plans to market and distribute any therapeutic products that it develops worldwide on a similar basis.

     In the United States, the Company expects that its in-house sales force primarily will market the Company's products to commercial radiopharmacies, which currently serve as the distribution channel for approximately 75% of all radiopharmaceuticals sold in the United States. The Company anticipates that its marketing organization initially will consist of a small number of sales representatives, coordinated by a sales manager and assisted by a small marketing and technical support group. The Company plans to establish this sales capability when the first of its products approaches marketing approval.

     Because the Company's Techtides are being designed for imaging of some disease states that have not previously been diagnosed with radiopharmaceuticals, the Company believes that a successful marketing program will require significant efforts to familiarize attending physicians with the availability and attributes of these products. The Company expects to look to its pharmaceutical company partners, which typically have large sales forces, to detail the Company's products with hospital physicians, such as nuclear medicine physicians and radiologists, as well as referring physicians, such as oncologists, cardiologists and vascular surgeons.

MANUFACTURING

     The principal components of Diatide's Techtides are synthetic peptides and technetium. The peptides are synthesized from readily available amino acids, and the production process involves an inexpensive and well-established solid phase peptide synthesis technology. Technetium is available from a variety of commercial suppliers and is inexpensive.

     To date, the Company has synthesized the peptides required for its research activities. The Company has purchased the peptides required for clinical trials of its Techtides from a large pharmaceutical manufacturer which produces synthetic peptides in accordance with the FDA's requirements for Good Manufacturing Practice ("GMP"). The Company currently intends to continue to contract with third-party manufacturers for the manufacture, assembly and shipment of its Techtide products.

     The Company plans to package and ship its Techtides in the form of non-radioactive ("cold") kits consisting only of the Diatide-engineered peptide. The Company plans to sell Techtides as cold kits because such cold kits possess a long shelf life and require no special storage procedures. Prior to administration, a commercial or hospital radiopharmacy would combine technetium with the peptide, which is designed to permit this coupling to occur in a simple process. In some cases, heating of the synthetic peptide/technetium mixture is expected to be required for a short period of time to facilitate coupling. This heating process is customary in the preparation of radiopharmaceuticals.

     The manufacturing process for Sn-117m DTPA is more complicated than that used for Techtides. The Company expects that Sn-117m DTPA will be radiolabelled when supplied and will have approximately a 30-day shelf life. The Company has entered into an arrangement with a third-party manufacturer to supply the Company with the Sn-117m DTPA required for clinical trials of this compound and currently expects to enter into a similar arrangement for the supply of commercial quantities of this compound if it obtains regulatory clearance for commercial sale.

     Any manufacturing operations by the Company will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of certain materials and waste products.

PATENTS, TRADE SECRETS AND LICENSES

     Proprietary protection for the Company's product candidates, processes and know-how is very important to Diatide's business. The Company's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

     The Company owns seven United States patents. Five of these patents cover technology relating to labelling peptides with technetium. The sixth was acquired from Receptor Laboratories and covers a method of generating and screening peptide libraries, and the seventh covers the composition of matter of P280. The Company also has over 60 pending United States patent applications for a wide variety of technologies relating to labelling peptides with technetium, as well as specific compositions of matter useful for nuclear medicine imaging of thrombosis, tumors and inflammation due to infection. The Company has also sought corresponding foreign patent protection in other major industrial countries in respect of its most commercially important technologies, and to date has been granted 16 patents in South Africa and one patent in Australia. All of the Company's United States and foreign patents expire between 2010 and 2016.

     The Company has licensed various patents and other technology from third parties pursuant to license agreements, including exclusive licenses from the NIH, New England Deaconess Hospital and Associated Universities Inc., the operator of BNL, and non-exclusive licenses from Centocor, Inc. and Merck & Co., Inc. Among other things, these licenses cover the products that the Company is developing for nuclear medicine imaging of atherosclerotic plaque, the treatment of bone pain associated with metastatic cancer and technology related to a component of P280. See "Item 1. Business -- Products Under Development." These third party licenses impose various commercialization, sublicensing, royalty and other payment, insurance and other obligations on the Company. Failure of the Company to comply with these requirements could result in termination of the applicable license, which could have a material adverse effect on the Company's business.

     The patent positions of pharmaceutical and biotechnology firms, including Diatide, are generally uncertain and involve complex legal and factual questions. Consequently, even though Diatide currently is prosecuting its patent applications with the United States Patent and Trademark Office and certain foreign patent authorities, the Company does not know whether any of its remaining applications will result in the issuance of any patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Diatide cannot be certain that it was the first creator of inventions claimed by pending patent applications or that it was the first to file patent applications for such inventions.

     Competitors of the Company and other third parties hold issued patents and pending patent applications relating to aspects of the Company's technology, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees or cease certain activities. In particular, the Company is aware of one European patent issued to a pharmaceutical company which, if valid, may be infringed by P748. The holder of this patent has indicated to the Company that it is not prepared to offer a license under the patent to the Company. Dr. Volker Vossius, European patent counsel to the Company, has advised the Company that in his opinion, the claims of the patent that would be infringed by P748 are invalid for lack of an inventive step and for insufficiency of disclosure. An opinion of counsel only represents such counsel's view of applicable law and is not binding on any court or governmental agency.

     Diatide's practice is to require its employees, consultants, members of its Scientific Advisory Board, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Diatide is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

     Diatide engages in collaborations and sponsored research agreements and enters into preclinical and clinical testing agreements with academic and research institutions and United States government agencies to take advantage of their technical expertise and staff and to gain access to clinical evaluation models, patients, and related technology. Consistent with pharmaceutical industry and academic standards, and the rules and regulations under the Federal Technology Transfer Act of 1986, these agreements may provide that developments and results will be freely published, that information or materials supplied by Diatide will not be treated as confidential and that Diatide may be required to negotiate a license to any such developments and results in order to commercialize products incorporating them. There can be no assurance that the Company will be able successfully to obtain any such license at a reasonable cost or that such developments and results will not be made available to competitors of the Company on an exclusive or nonexclusive basis.

GOVERNMENT REGULATION

     The research, testing, manufacture, labelling, distribution, sale, marketing, promotion and advertising of the Company's products and its ongoing research and development activities are subject to extensive and rigorous regulation by governmental authorities in the United States and other countries.

  FDA Approval

     In the United States, pharmaceutical products intended for therapeutic or diagnostic use in humans are subject to rigorous and extensive FDA regulation before and after approval. The process of completing preclinical studies and clinical trials and obtaining FDA approvals for a new drug can take a number of years and requires the expenditure of substantial resources. There can be no assurance that any product will receive such approval on a timely basis, if at all.

     The steps required before a new pharmaceutical product for human use may be marketed in the United States include (i) preclinical tests, (ii) submission to the FDA of an IND application, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product, (iv) submission of a New Drug Application ("NDA") to the FDA, which application is not automatically accepted for consideration by the FDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the product. These required steps apply to products intended for diagnostic as well as therapeutic use, but the clinical testing of diagnostic products can take less time to complete than that of therapeutic products, which must be shown to cure, mitigate, treat, or prevent disease. There can be no assurance, however, that the possibility of clinical testing of shorter duration will be borne out for any of the Company's current or future diagnostic products.

     The Company has not completed clinical trials nor submitted an NDA, and no assurance can be given that the Company's clinical trials with respect to any of its products will be completed on a timely basis, if at all, that the clinical results will demonstrate safety or effectiveness, that the clinical results will be accepted for consideration by the FDA, that the FDA will find the data submitted adequate or that an NDA will be ultimately approved.

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information of a product's pharmacology and toxicology and to identify any safety problems that would preclude testing in humans. Products must generally be manufactured according to GMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice ("GLP"). See "Item 1. Business -- Manufacturing." The results of the preclinical tests are submitted to the FDA as part of an IND application and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or makes comments or raises questions concerning, an IND, the IND will become effective 30 days following its receipt by the FDA and initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the FDA's Good Clinical Practice requirements under protocols that detail, among other things, the objectives of the study, the parameters to be used to monitor safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

     Clinical trials are typically conducted in sequential phases, although the phases may overlap. In Phase 1, the investigational new drug usually is administered to healthy human subjects (10 to 50 persons) and is tested for safety (adverse effects), dosimetry, tolerance, metabolism, distribution, excretion and pharmacokinetics (clinical pharmacology). Phase 2 involves studies in a limited patient population (approximately 10 to 70 persons) to (i) evaluate the effectiveness of the investigational new drug for specific indications, (ii) determine dose response and optimal dosage and (iii) identify possible adverse effects and safety risks. When an investigational new drug is found to have an effect and to have an acceptable safety profile in Phase 2 evaluation, Phase 3 trials are undertaken to further test for safety, further evaluate clinical effectiveness and to obtain additional information for labelling within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the FDA may at any time impose a clinical hold on ongoing clinical trials or the Company may suspend clinical trials at any time if it is felt that the participants are being exposed to an unanticipated or unacceptable health risk. If the FDA imposes a clinical hold, clinical trials may not recommence without prior FDA authorization and then only under terms authorized by the FDA.

     It is customary in the nuclear medicine imaging industry to conduct pilot studies in a limited patient population (approximately 3 to 25 persons) to determine whether the product candidate warrants further clinical trials based on preliminary indications of efficacy. These pilot studies may be performed in the United States after an IND has become effective or outside of the United States prior to the filing of an IND in the United States in accordance with government regulations and institutional procedures.

     The results of the pharmaceutical development, preclinical studies and clinical studies, the chemistry and manufacturing data, and the proposed labelling, among other things, are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the product. The FDA may refuse to accept the NDA for filing if certain administrative and NDA content criteria are not satisfied, and even after accepting the NDA for review, the FDA may require additional testing or information before approving the NDA. In any event, the FDA must deny an NDA if applicable regulatory requirements are not ultimately satisfied. Moreover, if regulatory approval of a product is granted, such approval may require post-marketing testing and surveillance to monitor the safety of the product or may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     In addition to product approval, the Company will be required to obtain a satisfactory inspection by the FDA covering manufacturing facilities of the Company or of the Company's suppliers before a product of the Company can be marketed in the United States. The FDA will review the manufacturing procedures and inspect the manufacturer's facilities and equipment for compliance with GMP and other requirements. Any material change in the manufacturing process, equipment or location would necessitate additional preclinical and/or clinical data, then FDA review and approval before marketing.

     Certain imaging products of the Company's competitors, such as nuclear medicine imaging products using MAbs, may be regulated as biologics by the FDA. As a result, instead of submitting an NDA to the FDA, the sponsors of such products will have to submit to the FDA and obtain its approval of a Product License Application for the product and an Establishment License Application for the manufacturing facilities used to produce the biologic product before marketing may begin.

  Foreign Regulatory Approval

     Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filing for certain European countries, in general, each country has its own procedures and requirements.

     At present, pharmaceutical products generally may not be freely exported from the United States until the FDA has approved the product for marketing in the United States. However, a company may apply to the FDA for permission to export finished products to a limited number of countries prior to obtaining FDA approval for marketing in the United States where the products are covered by an effective IND or a pending NDA and certain other requirements are met.

  Other Regulation

     In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for storing, handling, using and disposing of such materials comply with the standards prescribed by applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company.

COMPETITION

     There are many companies, both private and publicly traded, that are conducting extensive research and development activities on technologies and products similar to or competitive with the Company's technologies and proposed products. For example, many other companies are actively seeking to develop nuclear medicine imaging agents that will compete with the Company's Techtides. There can be no assurance that the Company's competitors will not succeed in developing products which are more effective than any that are being developed by the Company, or which would render Diatide's technologies and products obsolete and noncompetitive. Certain radiopharmaceuticals already have been approved for sale for the diagnosis or treatment of the indications targeted by the Company's products under development. In particular, OctreoScan, a peptide-based radiopharmaceutical, is available for the diagnosis of neuroendocrine tumors, Ceretec, a radiopharmaceutical labelled with technetium, is available for imaging of inflammation due to infection, and Metastron is available for the reduction of pain due to metastatic cancer to the bone.

     With respect to the Company's diagnostic products, there are several well-established medical imaging modalities that currently, and will continue to, compete against nuclear medicine imaging, including x-rays, CT, MRI, ultrasound and other nuclear medicine imaging approaches, and the Company is aware of a number of companies which are developing and testing peptide based radiopharmaceuticals for diagnostic purposes. Furthermore, there are alternative therapeutics available for the treatment of cancer indications that are the subject of the Company's therapeutic programs.

     Competition among these technologies and products is and will be based, among other things, on effectiveness, safety, reliability, availability, price and patent position. Another important factor will be the timing of market introduction of the Company's or competitive products. Accordingly, the relative speed with which Diatide can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor. The Company's competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

     There can be no assurance that the Company's competitors will not succeed in developing products based on nuclear medicine technology or other existing or novel technologies that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive.

     Competitors of the Company engaged in all areas of biotechnology and drug discovery and development in the United States and other countries are numerous and include, among others, major pharmaceutical and chemical companies, biotechnology firms, universities and other research institutions. Many of these competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors, including large pharmaceutical companies such as The Du Pont Merck Pharmaceutical Company ("Du Pont Merck"), Mallinckrodt Group, Inc. ("Mallinckrodt") and Amersham International PLC ("Amersham"), have significantly greater experience than the Company in researching and developing new products, undertaking preclinical studies and human clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals of products for use in health care and marketing and manufacturing medical imaging products. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for products more rapidly than the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

EMPLOYEES

     As of December 31, 1996, Diatide had 59 full-time employees, of whom eleven hold Ph.D. degrees and three hold other advanced degrees. Forty-three of these employees are engaged in research and development activities and 16 are employed in finance and general and administrative activities. Many of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies, particularly in the imaging field. None of the Company's employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Attraction and Retention of Key Management and Qualified Personnel."

ITEM 2.  PROPERTIES

FACILITIES

     Diatide leases approximately 20,000 square feet of laboratory and office space in a single facility in Londonderry, New Hampshire. The lease expires in December 1998.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The following table provides information concerning the executive officers and significant employees of the Company:

             NAME                AGE                           POSITION
             ----                ----                          --------
Executive Officers:
Richard T. Dean, Ph.D.........    49    President, Chief Executive Officer, and Director
Ronald B. Kinder..............    48    Executive Vice President, Marketing, Sales and Business
                                        Development and Secretary
Daniel F. Harrington..........    40    Vice President, Chief Financial Officer, and Treasurer
Edward M. Aten, M.D...........    48    Vice President of Medical Affairs
Significant Employees:
John Lister-James, Ph.D.......    44    Senior Director of Research and Development
John Kris Piper...............    48    Senior Director of Clinical and Regulatory Affairs
Victor J. Becker..............    50    Director of Operations

     Richard T. Dean, Ph.D., President, Chief Executive Officer, and a Director since April 1990, is a founder of the Company. Prior to joining the Company, Dr. Dean served as Director of Radiopharmaceutical Research and Development at Centocor, Inc., a pharmaceutical company ("Centocor"), from 1986 to 1990, where he was responsible for cardiovascular radiopharmaceutical imaging agent research and development. From 1981 to 1986, Dr. Dean served in a variety of positions at Mallinckrodt, a pharmaceutical and surgical instruments company, most recently as Associate Director, Diagnostic Chemistry Research and Development. Dr. Dean received a B.S. in chemical engineering from Cornell University, an M.S. in chemistry from the University of Michigan and a Ph.D. in organic chemistry from the University of California, Berkeley.

     Ronald B. Kinder, Executive Vice President, Marketing, Sales and Business Development and Secretary, joined the Company in April 1994. Prior to joining the Company, Mr. Kinder served as Vice President and General Manager of Teledyne Waterpik, Inc., a medical products company, from 1989 to 1994. From 1986 to 1989, Mr. Kinder served as Director of Marketing and Sales for Gambro, Inc., a medical technology products company, and from 1970 to 1986, Mr. Kinder served in a variety of positions at Mallinckrodt, most recently as Director of Marketing, Diagnostic Products Division. Mr. Kinder received a B.A. in zoology from the University of Missouri and an M.B.A. from St. Louis University.

     Daniel F. Harrington, Vice President, Chief Financial Officer and Treasurer joined the company in December of 1996. Prior to joining the company, Mr. Harrington served as Vice President and Chief Financial Officer of GenRad, Inc., an electronic systems and software company, during 1996 and Vice President of Financial Planning and Analysis during 1995. From 1993 to 1995 Mr. Harrington served as Director of Operations Finance and Logistics at Waters Corporation, an analytical instrument company. From 1987 to 1993 Mr. Harrington served in a variety of positions at Millipore Corporation, a purification technology company, most recently as Director of Finance.

     Edward M. Aten, M.D., Vice President of Medical Affairs, joined the Company in January 1996. Prior to joining the Company, Dr. Aten served as President of Certus, Inc. ("Certus"), a clinical and regulatory consulting company (formerly known as The Aten Group), from 1995 to 1996, and as President of Medical MicroSystems, Inc., a research and development company, from 1990 to 1996. From 1985 to 1995, Dr. Aten served in a variety of positions at Mallinckrodt, most recently as Vice President, Medical and Regulatory Affairs from 1988 to 1995. Dr. Aten received a B.S. in business administration/accounting from the University of Kansas and an M.D. from University of Health Sciences, Chicago Medical School.

     John Lister-James, Ph.D., Senior Director of Research and Development, joined the Company in May 1990. Prior to joining the Company, Dr. Lister-James served in a variety of positions at Centocor, most recently as Associate Director of Radiopharmaceutical Research and Development from 1987 to 1990. Dr. Lister-James received a B.S. (Honors) in chemistry from Imperial College, University of London and a Ph.D. in organic chemistry from the University of London.

     John Kris Piper, Senior Director of Clinical and Regulatory Affairs, joined the Company in August 1995. Prior to joining the Company, Mr. Piper served as Director of Regulatory Affairs at Mallinckrodt from 1986 to 1995. Mr. Piper received a B.S. in animal science and chemistry and an M.S. in physiology from the University of California, Davis.

     Victor J. Becker, Director of Operations, joined the Company in February 1995. Prior to joining the Company, Mr. Becker served as Operations Manager of Secure Medical, Inc., a medical products company, from 1990 to 1993. From 1985 to 1990, Mr. Becker served as Manager of Technical Operations at Amersham and from 1978 to 1985 was Plant Manager at Medi-Physics, Inc., a radiopharmaceutical manufacturer. Mr. Becker received a B.S. and an M.S. in nuclear inorganic chemistry from the University of Missouri.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Since June 12, 1996, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "DITI". Prior to June 12, 1996, there was no established public trading market for the Company's Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for the periods indicated below as reported on the Nasdaq National Market.

                                   PERIOD                  HIGH         LOW
                                   ------                  ----         ---
        1996
        Second Quarter (from June 12, 1996)..............   $8 3/4      $8
        Third Quarter....................................   $8 3/8      $5 3/4
        Fourth Quarter...................................   $8 3/4      $6 1/2

        1997
        First Quarter (through March 14, 1997)...........   $7 7/8      $6 5/8

     The reported closing price of the Common Stock on the Nasdaq National Market on March 14, 1997 was $7 3/8. There were approximately 89 stockholders of record at December 31, 1996.

     The Company has not paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

     During the three-month period ended December 31, 1996, the Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

          1. During November 1996 the Company sold a total of 119,998 shares of Common Stock to Five entities (Venture Capital Firms) upon the exercise of warrants previously granted to such entities for an aggregate purchase price of $399,593. The Company issued these shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1996        1995        1994        1993       1992
                                           --------    --------    --------    --------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.................................  $  2,606    $  1,519    $    208    $    301    $    --
Costs and expenses:
  Research and development...............    12,628       6,556       4,445       2,989      2,600
  General and administrative.............     2,515       1,636       1,714       1,217        838
                                           --------    --------    --------    --------    -------
Loss from operations.....................   (12,537)     (6,673)     (5,951)     (3,905)    (3,438)
Interest income..........................       721         306         199          33        102
Interest expense.........................       (18)        (46)         (7)       (107)       (13)
                                           --------    --------    --------    --------    -------
Net loss.................................  $(11,834)   $ (6,413)   $ (5,759)   $ (3,979)   $(3,349)
                                           ========    ========    ========    ========    =======
Pro forma net loss per share(1)..........  $  (1.27)   $  (0.90)
                                           ========    ========
Shares used in computing pro forma net
  loss per share(1)......................     9,299       7,149

                                                                DECEMBER 31,
                                           -------------------------------------------------------
                                             1996        1995        1994        1993       1992
                                           --------    --------    --------    --------    -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities.............................  $ 16,787    $  9,078    $  2,710    $  7,997    $ 1,088
Working capital..........................    13,612       8,227       1,899       7,553        615
Total assets.............................    18,315      10,652       3,696       8,489      1,716
Long-term debt, net of current portion...        13          89         286          60        138
Deficit accumulated during the
  development stage......................   (34,181)    (22,347)    (15,934)    (10,175)    (6,196)
Total stockholders' equity...............    14,684       9,281       2,492       7,866        974

---------------

(1) See Note 2 to Notes to Financial Statements for information concerning the computation of pro forma net loss per share and shares used in computing pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is engaged in the discovery and development of proprietary radiopharmaceuticals for use in nuclear medicine imaging procedures. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of its products. All revenues received by the Company through December 31, 1996 have resulted from research grants from the National Institutes of Health (the "NIH") and the Department of Defense (collectively, the "Research Grants"), fees received for entering into option agreements with a pharmaceutical company, and research and development support payments and the P280 and the P829 option exercise payment from Nycomed under the Company's collaborative agreements with Nycomed.

     The Company has incurred net losses since its inception. No revenues have been generated from product sales and no product sales revenues are anticipated for the next 18 to 24 months. The Company expects to incur additional significant operating losses over the next 24 to 36 months and expects its cumulative net losses to increase significantly as the Company's research and development and clinical trial efforts expand. The Company expects that its research and development expenses during 1997 will be consistent with 1996 as the Company continues more advanced preclinical studies and late-stage clinical trials and makes filings for regulatory approvals. The Company expects that its personnel and patent costs will increase in the future. Patent costs also would increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative net losses since inception through December 31, 1996 of $34,181,265.

RESULTS OF OPERATIONS

  Years Ended December 31, 1996 and 1995

     Revenues. The Company had revenues of $2,606,073 and $1,519,061 in 1996 and 1995, respectively. Revenues in 1996 were comprised of $2,500,000 received by the Company under its collaborative agreements with Nycomed and $106,073 of contract revenues under the Research Grants. Revenues in 1995 were comprised of $1,278,388 received by the Company under its collaborative agreements with Nycomed and $240,673 of contract revenues under the Research Grants. The increase in 1996 revenue from the Nycomed collaborative agreements is the result of the full year impact of the agreements in 1996 compared to a partial year in 1995, as the agreements were entered into in August 1995.

     Research and Development. During 1996 and 1995, the Company expended $12,627,662 and $6,555,628, respectively, on research and development activities. The $6,072,034 increase in 1996 resulted primarily from additional expenses associated with the initiated and completed Phase 3 pivotal trials of P280, increased clinical activity for P829, preclinical studies of additional compounds, increased salaries and additional staffing in clinical and regulatory areas and costs and consulting fees associated with the higher level of research and development activities.

     In 1995, the Company recorded deferred compensation of $1,663,000 related to the grant of stock options to employees involved in research and development, which is being amortized over the vesting periods of such options (generally five years). Research and development expenses in 1996 and 1995 included $333,517 and $44,000, respectively, of amortization expense related to such deferred compensation.

     General and Administrative. The Company's general and administrative expenses were $2,515,113 and $1,636,486 in 1996 and 1995, respectively. During 1996, increases in staffing and related costs were required to support the Company's anticipated increased level of activities.

     Interest. Interest expense in 1996 and 1995 was $18,549 and $45,768, respectively, and was comprised primarily of interest incurred on borrowings to finance the purchase of equipment and leasehold improvements. These borrowings were substantially repaid in July 1996 with a portion of the proceeds from the Company's initial public stock offering. Interest income was $721,365 in 1996 compared with $305,629 in 1995, reflecting an increase in the Company's cash, cash equivalents and marketable securities in 1996 resulting from the proceeds of the Company's initial public stock offering.

     Net Loss. As a result of the above factors, the Company incurred net losses of $11,833,886 and $6,413,192 in 1996 and 1995, respectively.

  Years Ended December 31, 1995 and 1994

     Revenues. The Company had revenues of $1,519,061 in 1995 and $207,546 in 1994. Revenues in 1995 were comprised of $1,278,388 received by the Company under its collaborative agreements with Nycomed and $240,673 of contract revenues under the Research Grants. Revenues in 1994 were comprised of $100,000 received by the Company under an option agreement with a pharmaceutical company and $107,546 of contract revenues under the Research Grants.

     Research and Development. During 1995 and 1994, the Company expended $6,555,628 and $4,444,662, respectively, on research and development activities. The $2,110,966 increase in 1995 resulted from additional expenses associated with ongoing clinical trials of P280, P829 and P748, preclinical studies of additional compounds and increased salaries and related costs and consulting fees associated with the higher level of research and development activities. Research and development expenses in 1995 included $44,000 of amortization expense related to the deferred compensation recorded in 1995.

     General and Administrative. The Company's general and administrative expenses were $1,636,486 in 1995 and $1,714,366 in 1994. In 1995, increases in staffing and related costs associated with increases in personnel required to manage the Company's growth were offset by a decrease in outside services and other expenses.

     Interest. Interest expense was $45,768 in 1995 and $6,607 in 1994 reflecting the higher level of long-term debt that was outstanding throughout 1995. Interest expense in 1995 and 1994 was comprised primarily of interest incurred on borrowings to finance the purchase of equipment and leasehold improvements. Interest income was $305,629 in 1995 compared with $199,197 in 1994, reflecting the Company's increased cash balances in 1995.

     Net Loss. As a result of the above factors, the Company incurred net losses of $6,413,192 and $5,758,892 in 1995 and 1994, respectively.

  Liquidity and Capital Resources

     Since its inception, the Company has financed its operations and capital expenditures primarily through private placements of equity securities, and in June 1996, an initial public offering of 2,200,000 shares of Common Stock. The initial public offering resulted in approximately $16.4 million of net proceeds. As of December 31, 1996, the Company had $16,786,839 of cash, cash equivalents and marketable securities and working capital of $13,612,424.

     During 1996 and 1995, the Company's capital expenditures totaled $608,352 and $369,135, respectively, primarily for the acquisition of certain equipment and leasehold improvements. The Company expects 1997 capital expenditures to approximate 1996 expenditures.

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

     Based upon its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through mid-1998. Substantial additional funds may be required from external sources to support the Company's operations beyond that time, although there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

     The Company intends to seek additional equity, debt and lease financing to fund future operations, depending upon the terms on which such sources of funding may be available from time to time. In addition, the Company intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs, including the continued development and commercialization of Sn-117m DTPA.

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

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARDING-LOOKING STATEMENTS. THESE FACTORS INCLUDE, WITHOUT LIMITATION, THOSE SET FORTH BELOW UNDER THE CAPTION "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS."

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

  Early Stage of Development; Technological Uncertainty

     Diatide was founded in February 1990 and is at an early stage of development. All of the Company's potential products are in research or development and will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. The Company must successfully address a number of technological challenges to complete certain of its development efforts. In addition, there can be no assurance that the Company will be permitted to undertake and complete human clinical trials of any of the Company's potential products, either in the United States or elsewhere, or, if permitted, that such products will be demonstrated to be safe and efficacious. In addition, there can be no assurance that any of the Company's potential products will obtain FDA or other regulatory approval for any indication or that an approved product will be capable of being produced in commercial quantities at reasonable cost and successfully marketed. See "Item 1. Business."

     The use of synthetic peptides in radiopharmaceuticals, which is central to the Company's technology, is new to nuclear medicine. The Company is aware of only one imaging product and no therapeutics based on this scientific approach that have been approved for sale by the FDA. The products for which the Company has submitted or currently plans to submit IND applications and all of the Company's other potential products in research or development may prove to have undesirable and unintended side effects in humans or other characteristics that may prevent or limit their commercial use.

  Unproven Safety and Effectiveness of Potential Products; Uncertainties Related to Clinical Trials

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each indication. The results from preclinical testing and early clinical trials may not be predictive of results that will be obtained in large-scale clinical trials, and there can be no assurance that the Company's clinical trials will demonstrate the safety and effectiveness of any products or will result in marketable products. A number of companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The Company, the FDA or other regulatory authorities may suspend or terminate clinical trials at any time.

     The Company relies on scientific, technical and clinical data supplied by its academic collaborators and licensors in the evaluation and development of potential products, including Sn-117m DTPA, which was licensed from BNL. BNL conducted the Phase I and the Phase II clinical trials of the compound. There can be no assurance that there are no errors or omissions in such data that would materially adversely affect the development of such products.

     The rate of completion of the Company's clinical trials is dependent upon, among other things, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs, program delays, or both, which could have a material adverse effect on the Company.

     The Company relies, in part, on clinical research organizations to conduct its clinical trials. There can be no assurance that such entities will conduct the clinical trials successfully.

     The Company is currently conducting clinical trials with respect to certain of its Techtides and plans to continue clinical trials of its therapeutic radiopharmaceutical, Sn-117m DTPA. There can be no assurance that any of these clinical trials will be successfully completed within any specified time period, if at all. There also can be no assurance that the results from any of these clinical trials will warrant the commencement of further clinical trials or that the Company will not encounter problems in these or other clinical trials which would cause the Company or the FDA to delay or suspend the trials. In Phase I clinical trials of one of its Techtides, P483H for the medical imaging of infection due to inflammation, the compound concentrated in patients' stomachs at unexpectedly high levels. As a result, the Company conducted additional preclinical testing of this compound and alternative compounds in animals to determine the cause of this phenomenon and recently initiated a new Phase I clinical trial of a new formulation of P483H. In a pilot study of a compound for medical imaging of atherosclerotic plaque, the Company determined that the compound did not exhibit sufficient sensitivity to warrant continuing development of the compound. The Company currently is synthesizing new compounds for this application and screening them in animal models. See "Item 1. Business -- Products Under Development" and "Item 1. Business -- Government Regulation."

  No Assurance of Regulatory Approval; Extensive Government Regulation

     The production and the marketing of the Company's products and the Company's ongoing research and development activities are and will be subject to extensive regulation by numerous federal, state and local governmental authorities in the United States. The Company has had only limited experience in filing or pursuing applications necessary to gain regulatory approvals. Preclinical testing of the Company's product development candidates is subject to GLP requirements and the manufacture of any products developed by the Company will be subject to GMP requirements prescribed by the FDA.

     The regulatory process, which includes preclinical studies, clinical trials and ongoing post-approval testing of each compound to establish or monitor its safety and effectiveness, takes many years and requires the expenditure of substantial resources. The Company has limited experience in filing or pursuing applications necessary to gain regulatory approval. There can be no assurance that, even after the performance of clinical studies, and the passage of time and the expenditure of such resources, regulatory approval will be obtained for any products developed by the Company. The Company's analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities which could delay, limit or prevent FDA regulatory approval. The Company or the FDA may suspend clinical trials at any time if the participants in such trials are being exposed to unanticipated or unacceptable health risks. Moreover, if regulatory approval to market a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions. FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's potential products. In addition, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. All of the foregoing regulatory matters also will be applicable to development, manufacturing and marketing undertaken by any strategic partners of the Company.

     There can be no assurance that additional statutes or regulations applicable to the Company's business will not be adopted, impose substantial additional costs or otherwise adversely affect the Company's operations.

     The use, handling, storage and disposal of products containing radioisotopes, such as Sn-117m and sources of technetium, are regulated by the Nuclear Regulatory Commission and by state authorities. Enforcement of existing laws and regulations or future amendments or limitations thereto could have a material adverse effect on the market for radiopharmaceuticals and on the Company's business, financial condition and results of operations. See "Item 1. Business -- Government Regulation."

     The Company is also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of its products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval set forth above, and there can be no assurance that foreign regulatory approvals will be obtained on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. There can be no assurance that the Company or its strategic marketing partners will file for regulatory approvals or receive necessary approvals to commercialize its products in any market. Delays in receipt of or failure to receive regulatory approvals, or the loss of previously received approvals, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Government Regulation."

  Need to Establish Collaborative Commercial Relationships; Dependence On
Partners

     Diatide's business strategy includes entering into strategic alliances or marketing and distribution arrangements with corporate partners, primarily pharmaceutical companies, for the development, commercialization and marketing and distribution of certain of its potential products worldwide. To date, the Company is a party to a collaborative arrangement with only one corporate partner, Nycomed. There can be no assurance that the arrangement with Nycomed will be scientifically or commercially successful. In the event that this arrangement is terminated, such action might adversely affect the Company's ability to develop, commercialize, market and distribute certain of its potential products. In addition, the Company does not plan to conduct extensive Phase II/III clinical trials of Sn-117m DTPA unless it enters into a corporate collaboration for the completion of the development and the commercialization of Sn-117m DTPA. There can be no assurance that the Company will be able to negotiate any additional collaborative or marketing and distribution arrangements, that such arrangements will be available to the Company on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful. The Company's product candidates will only generate milestone payments and royalties from collaborators upon the occurrence of significant preclinical and clinical development, requisite regulatory approvals, the establishment of manufacturing capabilities and successful marketing.

     There can be no assurance that the Company's collaborative partners will not be pursuing alternative technologies or developing alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing imaging agents or treatments for the diseases targeted by these collaborative programs. For example, Nycomed manufactures and distributes a wide variety of imaging agents for other modalities that may compete against the products that Nycomed licenses from Diatide or co-markets with Diatide. The Company's business also will be affected by the success of its corporate partners in marketing any successfully developed products within the geographic areas in which such partners are granted marketing rights. A reduction in sales efforts or a discontinuance of sales of the Company's products by collaborative or corporate partners, who are not within the control of the Company, may result in reduced revenues and have a material adverse effect on the Company's business, financial condition and results of operations. See "Certain Factors That May Affect Future Results -- Attraction and Retention of Key Management and Qualified Personnel" and "Item 1. Business -- Products Under Development," "-- Corporate Collaborations" and "-- Marketing and Distribution."

  History of Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability

     Diatide has incurred net losses since its inception. At December 31, 1996, the Company's accumulated deficit was approximately $34.2 million. No revenues have been generated from product sales, and no product sales revenues are anticipated for the next 18 to 24 months. The Company expects to incur additional significant operating losses over the next 24 to 36 months and expects cumulative losses to increase significantly as the Company's research and development and clinical trial efforts expand. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability is dependent in part on obtaining regulatory approvals for its products, entering into satisfactory agreements with pharmaceutical corporate partners for research and development and commercialization of its products and developing the capacity to manufacture, market and sell its products or entering into satisfactory arrangements for such manufacture, marketing and sale with third parties. There can be no assurance that the Company will obtain required regulatory approvals, enter into any additional agreements for drug discovery, development and commercialization, develop the capacity to manufacture and sell its products (or enter into arrangements therefor with third parties) or ever achieve sales or profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

  Future Capital Needs; Uncertainty of Additional Funding

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

     Based upon its current operating plan, the Company anticipates that its existing capital resources, will be adequate to satisfy its capital requirements through mid-1998. The Company anticipates that it may be required to raise substantial additional funds, including through collaborative relationships and public or private financings. No assurance can be given that additional financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. Additionally, the terms of the financing may adversely affect the holdings or the rights of the then existing stockholders. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research or product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products which the Company would otherwise pursue on its own. See "Item 1. Business -- Products Under Development" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Intense Competition and Risk of Technological Obsolescence

     There are many companies, both private and publicly traded, that are conducting extensive research and development activities on technologies and products similar to or competitive with the Company's technologies and proposed products. For example, many other companies are actively seeking to develop nuclear medicine imaging agents that will compete with the Company's Techtides. There can be no assurance that the Company's competitors will not succeed in developing technology similar to the Company's proprietary process of radiolabelling peptides with technetium used in the Company's Techtides.

     The pharmaceutical industry is characterized by rapid and substantial technological change and there can be no assurance that the Company's competitors will not succeed in developing products which are more effective than any that are being developed by the Company, or which would render Diatide's technologies and products obsolete and noncompetitive. For example, diagnostic imaging tests may be developed that are more cost-effective and have superior imaging quality than the Company's tests or new radiopharmaceuticals may be developed that have superior targeting and binding qualities than the Company's Techtides. Certain radiopharmaceuticals already have been approved for sale for the diagnosis or treatment of the indications targeted by the Company's products under development. In particular, OctreoScan(R), a peptide-based radiopharmaceutical, is available for the diagnosis of neuroendocrine tumors, Ceretec(R), a radiopharmaceutical labelled with technetium, is available for imaging inflammation due to infection, and Metastron(R) is available for the reduction of pain due to metastatic cancer to the bone. There are several well-established medical imaging modalities that currently, and will continue to, compete against nuclear medicine imaging, including x-rays, CT, MRI and ultrasound, and there are alternative therapeutics available for the treatment of the cancer indications that are the subject of the Company's therapeutic programs.

     The Company has numerous competitors in the United States and internationally, which include, among others, pharmaceutical and chemical companies, biotechnology firms, universities and other research institutions. Large pharmaceutical companies with significant research, development, marketing and manufacturing operations in the nuclear medicine field include Du Pont Merck, Mallinckrodt and Amersham . Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical studies and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for products more rapidly than the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

  Uncertainty Regarding Patents and Proprietary Rights

     The Company's success will depend in part on its ability to develop patentable products, enforce its patents and obtain patent protection for its products both in the United States and in other countries. The Company intends to file applications as appropriate for patents covering both its products and processes. However, the patent positions of pharmaceutical and biotechnology firms, including Diatide, are generally uncertain and involve complex legal and factual questions. No assurance can be given that patents will issue from any patent applications owned by or licensed to Diatide or that, if patents do issue, the claims allowed will be sufficiently broad to protect the Company's technology. In addition, no assurance can be given that any issued patents owned by or licensed to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company.

     The commercial success of the Company will also depend in part on its neither infringing patents issued to competitors or others nor breaching the technology licenses upon which the Company's products might be based. The Company's licenses of patents and patent applications impose various commercialization, sublicensing, royalty and other payment, insurance and other obligations on the Company. Failure of the Company to comply with these requirements could result in conversion of the licenses from being exclusive to nonexclusive in nature or termination of the licenses. The Company is aware of patents and patent applications belonging to competitors, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees or cease certain activities. Competitors of the Company and other third parties hold issued patents and pending patent applications which may result in claims of infringement against the Company or other patent litigation. In particular, the Company is aware of one European patent issued to a pharmaceutical company which, if valid, may be infringed by P748. The holder of this patent has indicated to the Company that it is not prepared to offer a license under the patent to the Company. There can be no assurance that the Company will be able to successfully obtain a license to any technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost or on an exclusive basis. Failure by the Company to obtain a license to any technology that it may require to commercialize its products could have a material adverse effect on the Company. See "Item 1. Business -- Patents, Trade Secrets and Licenses."

     The pharmaceutical and biotechnology industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which could result in substantial cost to the Company, may be necessary to enforce any patents issued or licensed to the Company and/or to determine the scope and validity of others' proprietary rights. The Company also may have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to the Company, to determine the priority of inventions. Furthermore, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with products of the Company.

     Diatide engages in collaborations, sponsored research agreements and other agreements with academic researchers and institutions and United States government agencies. Under the terms of such agreements, third parties may have rights in certain inventions developed during the course of the performance of such collaborations and agreements.

     The Company relies on trade secrets and proprietary know-how which it seeks to protect, in part by confidentiality agreements with its employees, consultants, members of its Scientific Advisory Board, outside scientific collaborators and sponsored researchers and other advisors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company. See "Item 1. Business -- Patents, Trade Secrets and Licenses."

  Uncertainty of Market Acceptance of Technology and Products

     The commercial success of the Company's products, when and if approved for marketing by the FDA, will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. The synthetic peptide-based radiopharmaceutical technology being developed by the Company is relatively new. To date, the Company is aware of only one imaging product and no therapeutic products based on this scientific approach that has been approved for sale by the FDA. Peptide-based radiopharmaceuticals have not been extensively tested in humans. Market acceptance and thus, sales of the Company's products, will depend on several factors, including the receipt of regulatory approval in the United States, Europe, the Far East and elsewhere, safety, price, ease of administration and effectiveness and extensive physician education. There can be no assurance that the Company's products will gain market acceptance. Failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Government Regulation."

  Absence of Sales and Marketing Experience

     Although Diatide plans to rely significantly on collaborative partners for the marketing and distribution of its products through co-marketing or other licensing or distribution arrangements, the Company expects to market and sell certain of its products directly and to engage in certain other marketing activities in collaboration with its collaborative partners. The Company has no experience in sales, marketing or distribution. The Company does not expect to establish a direct sales capability until such time as one or more of its products in development approaches marketing approval. The Company has not developed a specific sales and marketing plan with respect to any of its potential products. Although Diatide plans to have only a small, specialized in house sales group, it will need to recruit and train appropriate personnel and develop a supporting distribution capability.

     To the extent the Company enters into marketing or distribution arrangements with collaborative partners, any revenues the Company receives will depend upon the efforts of third parties. There can be no assurance that any third party will market the Company's products successfully or that any thirdparty collaboration will be on terms favorable to the Company. If any marketing partner does not market a product successfully, the Company's business would be materially adversely affected. If Diatide's plan to rely on corporate partners for significant aspects of marketing and selling the Company's products is unsuccessful for any reason, Diatide may need to recruit and train a far larger marketing and sales force than it currently anticipates doing, which would entail the incurrence of significant additional costs.

     There can be no assurance that the Company would be able to attract and build a sufficient marketing staff or sales force, that the cost of establishing such a marketing staff or sales force will be justifiable in light of any product revenues or that the Company's direct sales and marketing efforts will be successful. In addition, if the Company succeeds in bringing one or more products to market, it may compete with other companies that currently have extensive and well-funded marketing and sales operations. There can be no assurance that the Company's marketing and sales efforts would enable it to compete successfully against such other companies. See "Item 1. Business -- Marketing and Distribution" and "-- Corporate Collaborations."

  Limited Manufacturing Capability; Dependence on Sole Source Supplier

     The Company lacks commercial-scale facilities to manufacture its products in accordance with current GMP requirements prescribed by the FDA. To date, the Company has relied on a large third party pharmaceutical company for the manufacture of its peptides for clinical trials and has entered into an arrangement with a GMP-qualified third party manufacturer for the supply of Sn-117m for clinical trials. The Company expects to be dependent on third party manufacturers or collaborative partners for all of its commercial production of peptides. There are a limited number of manufacturers that operate under GMP regulations capable of manufacturing the Company's products. In the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, it may not be able to commercialize its products as planned. Where third-party arrangements are established, the Company will depend upon such third parties to perform their obligations in a timely manner. There can be no assurance that third parties depended upon by the Company will perform and any failures by third parties may delay clinical trial development or the submission of products for regulatory approval, impair the Company's ability to commercialize its products as planned and deliver products on a timely basis, or otherwise impair the Company's competitive position, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company purchases its synthetic peptides from a sole source supplier and may enter into similar arrangements with respect to other components of its products. While the Company is aware of alternative sources for its peptides, the establishment of additional or replacement suppliers could be time consuming and result in a supply interruption and significant additional regulatory delays and expense. The establishment of an alternative source of supply or any significant supply interruption could have a materially adverse effect on the Company's ability to develop and manufacture its potential products and, therefore, upon its business, financial condition and results of operations. See "Item 1. Business -- Manufacturing."

     If the Company determines to develop its own manufacturing capabilities, it will need to recruit qualified personnel and build or lease the requisite facilities and equipment because it has no experience in manufacturing on a commercial scale and no facilities or equipment therefor. There can be no assurance that Diatide will be able to successfully develop its own manufacturing capabilities or as to the cost thereof or the time required. In addition, the manufacture of any products by the Company is subject to regulation by the FDA and comparable agencies in foreign countries. Delay in complying or failure to comply with such manufacturing requirements could materially adversely affect the marketing of the Company's products and the Company's business, financial condition and results of operations.

  Hazardous Materials

     The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling, storing and disposing of such materials and the safety procedures of the third parties who ship such materials for the Company comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for significant damages and any such liability could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business -- Government Regulation."

  Potential Product Liability Exposure and Insurance

     The use of any of the Company's potential products in clinical trials and the commercial sale of any products may expose the Company to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products. Product liability claims might be made directly by consumers, health care providers or by pharmaceutical companies or others selling such products. There can be no assurance that product liability claims, if made, would not result in a recall of the Company's products or a change in the indications for which they may be used. Diatide has limited product liability insurance coverage, and such coverage is subject to various deductibles. Such coverage is expensive, and no assurance can be given that the Company will be able to maintain or obtain such insurance at reasonable cost or in sufficient amounts to protect the Company against losses due to liability claims that could have a material adverse effect on the Company.

  Uncertainty of Health Care Reform Measures

     Federal, state and local officials and legislators (and certain foreign government officials and legislators) have proposed or are reportedly considering proposing a variety of reforms to the health care systems in the United States and abroad. The Company cannot predict what health care reform legislation, if any, will be enacted in the United States or elsewhere. Significant changes in the health care system in the United States or elsewhere are likely to have a substantial impact over time on the manner in which the Company conducts its business. Such changes could have a material adverse effect on the Company. The existence of pending health care reform proposals could have a material adverse effect on the Company's ability to raise capital. Further, to the extent that proposals have a material adverse effect on other pharmaceutical companies that are prospective corporate partners for the Company, the Company's ability to establish collaborative commercial relationships may be adversely affected. Furthermore, the Company's ability to commercialize its potential products may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are prospective corporate partners with respect to certain of the Company's proposed products. See "Item 1. Business -- Government Regulation."

  Uncertainty of Pharmaceutical Pricing and Adequate Reimbursement

     The Company's ability to commercialize its products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reduce government insurance programs, may all result in lower prices for the Company's products. The cost containment measures that health care providers are instituting could affect the Company's ability to sell its products and may have a material adverse effect on the Company.

     There can be no assurance that reimbursement in the United States or foreign countries will be available for any of the Company's products, or if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, the Company's products. The unavailability or inadequacy of third-party reimbursement for the Company's products would have a material adverse effect on the Company.

  Attraction and Retention of Key Management and Qualified Personnel

     The Company is highly dependent on the principal members of its management and scientific staff, particularly Dr. Dean, the Company's President and Chief Executive Officer, the loss of whose services could have a material adverse effect on the Company. The Company is a party to an employment agreement with Dr. Dean that extends through April 2, 1998, subject to automatic extension for additional one-year periods unless either Dr. Dean or the Company provides written notice to the contrary to the other party at least six months prior to the expiration period. In the event Dr. Dean ceases to be employed by Diatide through August 11, 1997, other than as a result of his death or disability or termination for cause, Nycomed may terminate its collaboration with the Company, which would result in a material loss of research and development revenues to the Company and might adversely affect the Company's ability to develop, commercialize, market and distribute certain of its potential products. Also, recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such highly skilled personnel on acceptable terms given the competition for experienced scientists among numerous pharmaceutical, biotechnology and health care companies, universities and non-profit research institutions. The Company does not carry key-man insurance with respect to any of its executive officers.

     The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, production and marketing, are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 14 (a) and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1997 (the "Definitive Proxy Statement") under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference. The information required by this item is also contained in part under the caption "Executive Officers and Significant Employees" in Part I of this Annual Report on Form 10-K, following Item 4.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in the Definitive Proxy Statement under the caption "Proposal 1 -- Election of Directors," which section is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the Definitive Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the Definitive Proxy Statement under the caption "Certain Transactions," which section is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

     (a)(1) FINANCIAL STATEMENTS:

                                                                               PAGE
                                                                               ----
          Balance Sheets at December 31, 1996 and 1995.......................  F-3

          Statements of Operations for the years ended December 31, 1996,
            1995 and 1994 and the period February 6, 1990 (date of inception)
            to December 31, 1996.............................................  F-4

          Statements of Stockholders' Equity for the period February 6, 1990
            (date of inception) to December 31, 1996.........................  F-5

          Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994 and the period February 6, 1990 (date of inception) to
            December 31, 1996................................................  F-6

          Notes to Financial Statements......................................  F-7

     (a)(2) FINANCIAL STATEMENT SCHEDULES:

     All schedules have been omitted because they are not required or because the required information is provided in the Financial Statements or Notes thereto.

     (a)(3) EXHIBITS:

     The list of Exhibits filed as a part of this Annual Report on Form 10-K are set forth on the Exhibits Index immediately preceding such exhibits, and is incorporated herein by this reference.

     (b) REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1997.

                                          DIATIDE, INC.

                                          By:       /s/ RICHARD T. DEAN
                                            ------------------------------------
                                                        Richard T. Dean
                                             President, Chief Executive Officer
                                                        and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
                ---------                                 -----                     ----

           /s/ RICHARD T. DEAN                 President, Chief Executive      March 25, 1997
------------------------------------------  Officer, and Director (Principal
             Richard T. Dean                       Executive Officer)

         /s/ DANIEL F. HARRINGTON            Vice President, Chief Financial   March 25, 1997
------------------------------------------  Officer, and Treasurer (Principal
           Daniel F. Harrington             Financial and Accounting Officer)

                                                        Director
------------------------------------------
             Joseph F. Lovett

             /s/ JEAN DELEAGE                           Director               March 25, 1997
------------------------------------------
               Jean Deleage

           /s/ DONALD L. MURFIN                         Director               March 25, 1997
------------------------------------------
             Donald L. Murfin

        /s/ GUSTAV A. CHRISTENSEN                       Director               March 25, 1997
------------------------------------------
          Gustav A. Christensen

           /s/ ROBERT E. CURRY                          Director               March 25, 1997
------------------------------------------
             Robert E. Curry

            /s/ ROBERT S. LEES                          Director               March 25, 1997
------------------------------------------
              Robert S. Lees

           /s/ DANIEL L. PETERS                         Director               March 25, 1997
------------------------------------------
             Daniel L. Peters

                                                                      APPENDIX A

                                 DIATIDE, INC.

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996

                              FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
          Report of Independent Auditors.....................................  F-2

          Balance Sheets at December 31, 1996 and 1995.......................  F-3

          Statements of Operations for the years ended December 31, 1996,
            1995 and 1994 and the period February 6, 1990 (date of inception)
            to December 31, 1996.............................................  F-4

          Statements of Stockholders' Equity for the period February 6, 1990
            (date of inception) to December 31, 1996.........................  F-5

          Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994 and the period February 6, 1990 (date of inception) to
            December 31, 1996................................................  F-6

          Notes to Financial Statements......................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Diatide, Inc.

     We have audited the accompanying balance sheets of Diatide, Inc. (a company in the development stage) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, and for the period February 6, 1990 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diatide, Inc. (a company in the development stage) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period February 6, 1990 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

Manchester, New Hampshire
February 5, 1997


                                              DIATIDE, INC.
                                   (A COMPANY IN THE DEVELOPMENT STAGE)

                                             BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                -------------------------
                                                                                   1996          1995
                                                                                   ----          ----
Assets
Current assets:
  Cash and cash equivalents...................................................  $ 6,004,207   $ 5,084,197
  Marketable securities (Note 2)..............................................   10,782,632     3,993,345
  Other current assets........................................................      443,776       431,174
                                                                                -----------   -----------
Total current assets..........................................................   17,230,615     9,508,716
Property and equipment, at cost:
  Laboratory equipment........................................................    1,243,177     1,045,396
  Office equipment, furniture and fixtures....................................      641,225       453,547
  Leasehold improvements......................................................      489,138       246,887
                                                                                -----------   -----------
                                                                                  2,373,540     1,745,830
Less accumulated depreciation and amortization................................    1,300,051       882,698
                                                                                -----------   -----------
                                                                                  1,073,489       863,132
Capitalized financing costs (Note 2)..........................................           --       263,783
Other assets..................................................................       10,783        16,592
                                                                                -----------   -----------
Total assets..................................................................  $18,314,887   $10,652,223
                                                                                ===========   ===========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses (Note 3)..............................  $ 1,514,905   $   404,450
  Accrued clinical expenses...................................................    1,783,297       406,259
  Accrued clinical expenses-related party (Note 3)............................      316,529        90,000
  Deferred revenue............................................................           --       166,666
  Current portion of long-term debt(Note 4)...................................        3,460       214,286
                                                                                -----------   -----------
Total current liabilities.....................................................    3,618,191     1,281,661
Long-term debt, less current portion (Note 4).................................       12,878        89,286
Commitments...................................................................           --            --
Stockholders' equity (Note 5):
  Preferred stock, $0.01 par value:
  Authorized shares -- 23,725,973
  Series A convertible preferred stock:
  Authorized shares -- 2,027,225 Issued and outstanding shares -- none in 1996           --        20,000
    (2,000,000 in 1995) (liquidation value of $2,960,000 in 1995).............
  Series B convertible preferred stock:
  Authorized shares -- 2,617,219 Issued and outstanding shares -- none in 1996           --        26,022
    (2,602,219 in 1995) (liquidation value of $6,947,925 in 1995).............
  Series C convertible preferred stock:
  Authorized shares -- 4,589,655 Issued and outstanding shares -- none in 1996           --        45,897
    (4,589,655 in 1995) (liquidation value of $26,252,827 in 1995)............
  Series D convertible preferred stock:
  Authorized shares -- 1,400,000 Issued and outstanding shares -- none in 1996           --         8,601
    (860,054 in 1995) (liquidation value of $3,440,216 in 1995)...............
  Series E convertible preferred stock:
  Authorized shares -- 2,500,000 Issued and outstanding shares -- none in 1996           --        25,000
    (2,500,000 in 1995) (liquidation value of $10,000,000 in 1995)............
  Common stock, $0.001 par value:
  Authorized shares -- 50,000,000 Issued shares -- 10,404,248 (478,915 in            10,404           479
    1995).....................................................................
  Additional paid-in capital..................................................   50,140,186    33,121,680
  Deferred compensation.......................................................   (1,285,483)   (1,619,000)
  Deficit accumulated during the development stage............................  (34,181,265)  (22,347,379)
                                                                                -----------   -----------
                                                                                 14,683,842     9,281,300
  Less: 4,800 shares of Common Stock in treasury, at cost.....................          (24)          (24)
                                                                                -----------   -----------
Total stockholders' equity....................................................   14,683,818     9,281,276
                                                                                -----------   -----------
Total liabilities and stockholders' equity....................................  $18,314,887   $10,652,223
                                                                                ===========   ===========

                            See accompanying notes.


                                          DIATIDE, INC.
                              (A COMPANY IN THE DEVELOPMENT STAGE)

                                     STATEMENTS OF OPERATIONS

                                                                                        PERIOD FROM
                                                                                       FEB. 6, 1990
                                                           YEAR ENDED                    (DATE OF
                                                          DECEMBER 31,                 INCEPTION) TO
                                                --------------------------------        DECEMBER 31,
                                                1996          1995          1994           1996
                                                ----          ----          ----           ----
Revenues:
  License fees............................  $    500,000   $   500,000   $   100,000    $  1,300,000
  Research grants.........................       106,073       240,673       107,546         555,498
  Sponsored research......................     2,000,000       778,388            --       2,778,388
                                            ------------   -----------   -----------    ------------
Total revenues............................     2,606,073     1,519,061       207,546       4,633,886
                                            ------------   -----------   -----------    ------------
Cost and expenses:
  Research and development................    12,627,662     6,555,628     4,444,662      31,387,312
  General and administrative..............     2,515,113     1,636,486     1,714,366       8,623,687
                                            ------------   -----------   -----------    ------------
Total costs and expenses..................   (15,142,775)   (8,192,114)   (6,159,028)    (40,010,999)
                                            ------------   -----------   -----------    ------------
Loss from operations......................   (12,536,702)   (6,673,053)   (5,951,482)    (35,377,113)
Other income (expense):
  Interest income.........................       721,365       305,629       199,197       1,436,500
  Interest expense........................       (18,549)      (45,768)       (6,607)       (240,652)
                                            ------------   -----------   -----------    ------------
Total other income (expense)..............       702,816       259,861       192,590       1,195,848
                                            ------------   -----------   -----------    ------------
Net loss..................................  $(11,833,886)  $(6,413,192)  $(5,758,892)   $(34,181,265)
                                            ============   ===========   ===========    ============
Pro forma net loss per share (Note 2).....  $      (1.27)  $     (0.90)
                                            ============   ===========
Shares used in computing pro forma net
  loss per share (Note 2).................     9,298,938     7,148,593

                            See accompanying notes.

                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FEBRUARY 6, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                                                           CONVERTIBLE PREFERRED STOCK
                                                ----------------------------------------------------------------------------------
                                                      SERIES A                SERIES B                SERIES C           SERIES D
                                                ---------------------   ---------------------   ---------------------   ----------
                                                  SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT      SHARES
                                                ----------   --------   ----------   --------   ----------   --------   ----------
Sale of preferred stock for cash, April and
 September 1990 (net of issuance costs of
 $7,000).......................................  2,000,000   $ 20,000           --   $     --           --   $     --           --
Sale of common stock for cash, December 1990...
Net loss.......................................
                                                 ---------   --------    ---------   --------    ---------   --------      -------
Balance at December 31, 1990...................  2,000,000     20,000           --         --           --         --           --
Sale of common stock for cash, May, July,
 August, September and November 1991...........
Sale of preferred stock for cash, December 1991
 (net of issuance costs of $31,300)............                          1,861,514     18,615
Conversion of convertible notes and accrued
 interest to preferred stock, December 1991....                            688,505      6,885
Net loss.......................................
                                                 ---------   --------    ---------   --------    ---------   --------      -------
Balance at December 31, 1991...................  2,000,000     20,000    2,550,019     25,500           --         --           --
Sale of preferred stock for cash, January
 1992..........................................                             52,200        522
Issuance of common stock through exercise of
 stock options.................................
Net loss.......................................
                                                 ---------   --------    ---------   --------    ---------   --------      -------
Balance at December 31, 1992...................  2,000,000     20,000    2,602,219     26,022           --         --           --
Sale of preferred stock for cash, November 1993
 (net of issuance costs of $234,268)...........                                                  3,669,944     36,699
Conversion of convertible notes and accrued
 interest to preferred stock, November 1993)...                                                    772,199      7,722
Issuance of common stock through exercise of
 stock options.................................
Repurchase of common stock, at cost............
Net loss.......................................
                                                 ---------   --------    ---------   --------    ---------   --------      -------
Balance at December 31, 1993...................  2,000,000     20,000    2,602,219     26,022    4,442,143     44,421           --
Sale of preferred stock for cash, January
 1994..........................................                                                    147,512      1,476
Issuance of common stock through exercise of
 stock options.................................
Net loss.......................................
                                                 ---------   --------    ---------   --------    ---------   --------      -------
Balance at December 31, 1994...................  2,000,000     20,000    2,602,219     26,022    4,589,655     45,897           --
Sale of preferred stock for cash, May 1995
 (net, of issuance costs of $17,449)...........                                                                            860,054
Sales of preferred stock for cash, August 1995
 (net of issuance costs of $268,740)...........
Issuance of common stock through exercise of
 stock options.................................
Deferred compensation associated with stock
 option grants.................................
Amortization of deferred compensation..........
Net loss.......................................
                                                 ---------   --------    ---------   --------    ---------   --------      -------
Balance at December 31, 1995...................  2,000,000     20,000    2,602,219     26,022    4,589,655     45,897      860,054
Conversion of preferred stock to common
 stock......................................... (2,000,000)   (20,000)  (2,602,219)   (26,022)  (4,589,655)   (45,897)    (860,054)
Issuance of common stock, net of issuance costs
 of $2,329,097.................................
Issuance of common stock through exercise of
 stock options.................................
Issuance of common stock upon exercise of
 warrants......................................
Compensation associated with stock option
 grants........................................
Amortization of deferred compensation..........
Net loss.......................................
                                                 ---------   --------    ---------   --------    ---------   --------      -------
Balance at December 31, 1996...................         --   $     --           --   $     --           --   $     --           --
                                                 =========   ========    =========   ========    =========   ========      =======


                                                                 SERIES E
                                                           ---------------------
                                                 AMOUNT      SHARES      AMOUNT
                                                 -------   ----------   --------
                                                <
Sale of preferred stock for cash, April and
 September 1990 (net of issuance costs of
 $7,000).......................................  $   --            --   $     --
Sale of common stock for cash, December 1990...
Net loss.......................................
                                                 -------    ---------   --------
Balance at December 31, 1990...................      --            --         --
Sale of common stock for cash, May, July,
 August, September and November 1991...........
Sale of preferred stock for cash, December 1991
 (net of issuance costs of $31,300)............
Conversion of convertible notes and accrued
 interest to preferred stock, December 1991....
Net loss.......................................
                                                 -------    ---------   --------
Balance at December 31, 1991...................      --            --         --
Sale of preferred stock for cash, January
 1992..........................................
Issuance of common stock through exercise of
 stock options.................................
Net loss.......................................
                                                 -------    ---------   --------
Balance at December 31, 1992...................      --            --         --
Sale of preferred stock for cash, November 1993
 (net of issuance costs of $234,268)...........
Conversion of convertible notes and accrued
 interest to preferred stock, November 1993)...
Issuance of common stock through exercise of
 stock options.................................
Repurchase of common stock, at cost............
Net loss.......................................
                                                 -------    ---------   --------
Balance at December 31, 1993...................      --            --         --
Sale of preferred stock for cash, January
 1994..........................................
Issuance of common stock through exercise of
 stock options.................................
Net loss.......................................
                                                 -------    ---------   --------
Balance at December 31, 1994...................      --            --         --
Sale of preferred stock for cash, May 1995
 (net, of issuance costs of $17,449)...........   8,601
Sales of preferred stock for cash, August 1995
 (net of issuance costs of $268,740)...........             2,500,000     25,000
Issuance of common stock through exercise of
 stock options.................................
Deferred compensation associated with stock
 option grants.................................
Amortization of deferred compensation..........
Net loss.......................................
                                                 -------    ---------   --------
Balance at December 31, 1995...................   8,601     2,500,000     25,000
Conversion of preferred stock to common
 stock.........................................  (8,601)   (2,500,000)   (25,000)
Issuance of common stock, net of issuance costs
 of $2,329,097.................................
Issuance of common stock through exercise of
 stock options.................................
Issuance of common stock upon exercise of
 warrants......................................
Compensation associated with stock option
 grants........................................
Amortization of deferred compensation..........
Net loss.......................................
                                                 -------    ---------   --------
Balance at December 31, 1996...................  $   --            --   $     --
                                                 =======    =========   ========

                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FEBRUARY 6, 1990 (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                                                                             DEFICIT
                                                                                           ACCUMULATED
                                            COMMON STOCK        ADDITIONAL                  DURING THE                  TOTAL
                                        ---------------------     PAID-IN      DEFERRED    DEVELOPMENT   TREASURY   STOCKHOLDERS'
                                          SHARES      AMOUNT      CAPITAL    COMPENSATION     STAGE        STOCK       EQUITY
                                        ----------   --------   -----------  ------------  ------------  ---------  -------------
Sale of preferred stock for cash,
 April and September 1990 (net of
 issuance costs of $7,000)............          --   $     --   $ 1,973,000  $        --   $         --    $  --    $  1,993,000
Sale of common stock for cash,
 December 1990........................     224,142        224         1,502                                                1,726
Net loss..............................                                                       (1,035,107)              (1,035,107)
                                        ----------   --------   -----------  -----------   ------------    -----    ------------
Balance at December 31, 1990..........     224,142        224     1,974,502           --     (1,035,107)      --         959,619
Sale of common stock for cash, May,
 July, August, September and November
 1991.................................     190,393        190         1,260                                                1,450
Sale of preferred stock for cash,
 December 1991 (net of issuance costs
 of $31,300)..........................                            3,675,718                                            3,694,333
Conversion of convertible notes and
 accrued interest to preferred stock,
 December 1991........................                            1,367,520                                            1,374,405
Net loss..............................                                                       (1,812,256)              (1,812,256)
                                        ----------   --------   -----------  -----------   ------------    -----    ------------
Balance at December 31, 1991..........     414,535        414     7,019,000           --     (2,847,363)      --       4,217,551
Sale of preferred stock for cash,
 January 1992.........................                              103,878                                              104,400
Issuance of common stock through
 exercise of stock options............       2,400          3           797                                                  800
Net loss..............................                                                       (3,348,827)              (3,348,827)
                                        ----------   --------   -----------  -----------   ------------    -----    ------------
Balance at December 31, 1992..........     416,935        417     7,123,675           --     (6,196,190)                 973,924
Sale of preferred stock for cash,
 November 1993 (net of issuance costs
 of $234,268).........................                            8,903,893                                            8,940,592
Conversion of convertible notes and
 accrued interest to preferred stock,
 November 1993).......................                            1,922,775                                            1,930,497
Issuance of common stock through
 exercise of stock options............          30                       10                                                   10
Repurchase of common stock, at cost...                                                                       (24)            (24)
Net loss..............................                                                       (3,979,105)              (3,979,105)
                                        ----------   --------   -----------  -----------   ------------    -----    ------------
Balance at December 31, 1993..........     416,965        417    17,950,353           --    (10,175,295)     (24)      7,865,894
Sale of preferred stock for cash,
 January 1994.........................                              367,305                                              368,781
Issuance of common stock through
 exercise of stock options............      48,300         48        16,052                                               16,100
Net loss..............................                                                       (5,758,892)              (5,758,892)
                                        ----------   --------   -----------  -----------   ------------    -----    ------------
Balance at December 31, 1994..........     465,265        465    18,333,710           --    (15,934,187)     (24)      2,491,883
Sale of preferred stock for cash, May
 1995 (net, of issuance costs of
 $17,449).............................                            3,414,166                                            3,422,767
Sales of preferred stock for cash,
 August 1995 (net of issuance costs of
 $268,740)............................                            9,706,260                                            9,731,260
Issuance of common stock through
 exercise of stock options............      13,650         14         4,544                                                4,558
Deferred compensation associated with
 stock option gains...................                            1,663,000   (1,663,000)                                     --
Amortization of deferred
compensation..........................                                            44,000                                  44,000
Net loss..............................                                                       (6,413,192)              (6,413,192)
                                        ----------   --------   -----------  -----------   ------------    -----    ------------
Balance at December 31, 1995..........     478,915        479    33,121,680   (1,619,000)   (22,347,379)     (24)      9,281,276
Conversion of preferred stock to
 common stock.........................   7,531,140      7,531       117,989                                                   --
Issuance of common stock, net of
 issuance costs of $2,329,097.........   2,200,000      2,200    16,370,101                                           16,372,301
Issuance of common stock through
 exercise of stock options............      74,195         74        54,983                                               55,057
Issuance of common stock upon exercise
 of warrants..........................     119,998        120       399,473                                              399,593
Compensation associated with stock
 option grants........................                               75,960                                               75,960
Amortization of deferred
 compensation.........................                                           333,517                                 333,517
Net loss..............................                                                      (11,833,886)             (11,833,886)
                                        ----------   --------   -----------  -----------   ------------    -----    ------------
Balance at December 31, 1996..........  10,404,248   $ 10,404   $50,140,186  $(1,285,483)  $(34,181,265)   $ (24)   $ 14,683,818
                                        ==========   ========   ===========  ===========   ============    =====    ============

                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                            STATEMENT OF CASH FLOWS


                                                                                       PERIOD FROM
                                                                                       FEB. 6, 1990
                                                                                         (DATE OF
                                                    YEAR ENDED DECEMBER 31,           INCEPTION) TO
                                           -----------------------------------------   DECEMBER 31,
                                               1996           1995          1994           1996
                                           ------------   ------------   -----------   ------------
OPERATING ACTIVITIES:
Net loss.................................. $(11,833,886)   $(6,413,192)  $(5,758,892)  $(34,181,265)
Adjustments to reconcile net loss to cash
  used in operating activities:
  Depreciation and amortization...........      417,353        374,677       207,886      1,338,906
  Cancellation of accrued interest........           --             --            --        111,438
  Amortization of deferred compensation...      333,517         44,000            --        377,517
  Compensation associated with stock
     option grants........................       75,960             --            --         75,960
  Changes in operating assets and
     liabilities:
     Other current assets.................      (12,602)      (323,332)        9,857       (443,776)
     Other assets.........................        5,809         (6,963)       (4,046)       (49,638)
     Accounts payable and accrued
       expenses...........................    1,110,455       (239,099)      164,487      1,514,905
     Accrued clinical expenses............    1,377,038        406,259            --      1,783,297
     Accrued clinical expenses -- related
       party..............................      226,529         90,000            --        316,529
     Deferred revenue.....................     (166,666)       166,666            --             --
                                           ------------    -----------   -----------   ------------
Cash used in operating activities.........   (8,466,493)    (5,900,984)   (5,380,708)   (29,156,127)
INVESTING ACTIVITIES:
Additions to property and equipment.......     (608,352)      (369,135)     (708,583)    (2,354,182)
Purchases of marketable securities........  (12,134,381)    (4,493,345)           --    (16,627,726)
Sales of marketable securities............    5,345,094        500,000            --      5,845,094
                                           ------------    -----------   -----------   ------------
Cash used in investing activities.........   (7,397,639)    (4,362,480)     (708,583)   (13,136,814)
FINANCING ACTIVITIES:
Sale of preferred stock...................           --     13,154,027       368,781     28,255,133
Issuance of convertible notes.............           --             --            --      3,508,464
Repayment of convertible notes............           --             --            --       (315,000)
Issuance of long-term debt................           --             --       500,000        900,518
Repayment of long-term obligations........     (306,592)      (256,901)      (83,109)      (903,538)
Sale of common stock, net of issuance
  costs...................................   16,826,951          4,558        16,100     16,851,595
Capitalized financing costs...............      263,783       (263,783)           --             --
Repurchase of common stock................           --             --            --            (24)
                                           ------------    -----------   -----------   ------------
Cash provided by financing activities.....   16,784,142     12,637,901       801,772     48,297,148
                                           ------------    -----------   -----------   ------------
Net increase (decrease) in cash and cash
  equivalents.............................      920,010      2,374,437    (5,287,519)     6,004,207
Cash and cash equivalents at beginning of
  period..................................    5,084,197      2,709,760     7,997,279             --
                                           ------------    -----------   -----------   ------------
Cash and cash equivalents at end of
  period.................................. $  6,004,207    $ 5,084,197   $ 2,709,760   $  6,004,207
                                           ============    ===========   ===========   ============
NONCASH TRANSACTIONS:
  Acquisition of equipment through capital
     lease obligation..................... $     19,358    $        --   $        --   $     19,358
  Conversion of convertible notes and
     accrued interest to preferred
     stock................................ $         --    $        --   $        --   $  3,304,902
  Deferred compensation associated with
     stock options issued at less than
     fair value........................... $         --    $ 1,663,000   $        --   $  1,663,000

                            See accompanying notes.

                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                         NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND ORGANIZATION

     Diatide, Inc. (the "Company") was founded in February 1990 and is a development stage company engaged in the discovery and development of proprietary radiopharmaceuticals for use in nuclear medicine imaging procedures. Since inception, principal activities have been to develop business plans, obtain financing, perform research and development, and recruit and train personnel. Accordingly, the ultimate completion of the Company's planned operations is contingent upon the successful completion of technology development, obtaining financing and, ultimately, achieving profitable operations. Effective January 26, 1996, the Company changed its name from Diatech, Inc. to Diatide, Inc.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     On January 25, 1996, the Company's Board of Directors authorized a 6-for-10 reverse stock split effective June 6, 1996. All references to common share amounts and per share dollar amounts have been adjusted for all periods presented to reflect the effect of the split.

     All convertible preferred share amounts and per share dollar amounts have not been adjusted to reflect the conversion of the convertible preferred shares and the effect of the 6-for-10 reverse common stock split. All convertible preferred shares were converted to common stock upon the closing date of the Company's initial public offering on June 19, 1996.

  Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents at December 31, 1996 and 1995 are invested in money market investment accounts, short-term government-backed securities, or commercial paper. These cash and cash equivalents are maintained with high credit quality financial institutions.

  Marketable Securities

     The Company adopted Financial Accounting Standards Board Statement No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. The Company's marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, if any, reported in a separate component of stockholders' equity. The following is a summary of available-for-sale securites as of December 31:

                                                             1996             1995
                                                          -----------      ----------
          Cash Equivalents:
               Cash management investment fund..........  $ 3,249,311      $4,969,950
               Commercial paper.........................    2,490,515              --
                                                          -----------      ----------
                                                          $ 5,739,826      $4,969,950
                                                          ===========      ==========
          Marketable Securities, principally Corporate
               Bonds in 1996............................  $10,782,632      $3,993,345
                                                          ===========      ==========

     The fair value of these investments approximates their cost, and therefore, there are no unrealized gains or losses as of December 31, 1996 and 1995. As of December 31, 1996, marketable securities of $10,012,360 have original maturities of one year or less and marketable securities of $770,272 have original maturities of more than one year but less than two years.

                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Property and Equipment

     Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are stated at cost and are being amortized over the lesser of the term of the lease or estimated useful life of the asset. Equipment under capital lease has a cost of $19,358 and accumulated amortization of $4,840 as of December 31, 1996. Amortization of equipment under the capital lease is included in depreciation expense in the accompanying financial statements.

  Capitalized Financing Costs

     In connection with the initial public offering of the Company's common stock, the Company had capitalized at December 31, 1995 certain professional fees and other costs related to this offering. These costs were offset against the proceeds of the initial public offering upon its completion in June 1996.

  Income Taxes

     The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to be reversed.

  Revenue Recognition

     Revenues from license fees are recognized as the fees are earned based upon the occurrence of certain events or the achievement of specified milestones in accordance with the underlying license arrangements. Revenues from research grants are recognized as reimbursable expenses are incurred. Revenue from sponsored research is recognized ratably over the term of the underlying research arrangement. For collaborative arrangements which include both revenue received from license fees and sponsored research and funds received associated with the purchase of the Company's equity, the Company accounts for the respective revenue and equity components in accordance with the substance of the underlying agreements. The Company accounts for the equity component based on the estimated fair value of the Company's securities issued at the date upon which the Company reached agreement on the significant terms of the respective agreements.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

     The carrying amounts reported in the Company's balance sheets for other current assets and long-term debt approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

  Accounting for Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which establishes criteria for the recognition and measurement of impairment loss

                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

associated with long-lived assets. The Company adopted this standard in the first quarter of 1996. The adoption did not have a material impact on the Company's financial position or results of operation.

  Stock Compensation

     The Company follows the intrinsic value method of accounting for stock option grants under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

  Pro Forma Net Loss Per Share

     Pro forma net loss per share for the years ended December 31, 1996 and 1995 is computed using the weighted average number of outstanding shares of Common Stock and Common Stock equivalents, assuming the conversion of Series A, B, C, D and E Convertible Preferred Stock into common shares (as of their original date of issuance), which occurred upon completion of the initial public offering and the exercise of stock options and warrants (using the treasury stock method). Common Stock equivalent shares are excluded from the computation if their effect is anti-dilutive; however, pursuant to the requirements of the Securities and Exchange Commission, common shares issued by the Company and common equivalent shares relating to stock options (using the treasury stock method and the mid-point of the initial public offering range) issued during the twelve months prior to the initial public offering are included whether or not they are anti-dilutive. Historical earnings per share have not been presented since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the offering.

     The common share amounts and per share dollar amounts have been adjusted for all periods presented to reflect the effect of the 6-for-10 reverse stock split effective June 19, 1996.

  Reclassifications

     Certain balances reported in previous years have been reclassified to conform to the 1996 presentation.

3.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31:

                                                           1996          1995
                                                           ----          ----
       Accounts payable...............................  $  782,297     $ 67,013
       Accrued research and development expenses......     162,825       65,000
       Accrued license fees...........................      50,001           --
       Accrued professional fees......................     157,400       86,000
       Accrued vacation...............................      58,149       70,000
       Accrued bonus..................................      56,427       31,417
       Accrued moving and relocation expenses.........      71,268       18,000
       Accrued other..................................     176,538       67,020
                                                        ----------     --------
                                                        $1,514,905     $404,450
                                                        ==========     ========

     The Company has several clinical services agreements with Certus International, an affiliate of an officer of the Company. Under these agreements Certus provides clinical services and data management services relating to clinical trials for several of the Company's products. Additionally, the Company has retained Certus to perform certain other consulting services, including review of clinical trial protocols, in connection with certain of the Company's other clinical trials. During 1996 and 1995, the Company incurred expenses of $1,261,000 and $289,000, respectively, for services rendered by Certus.

                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                 1996         1995
                                                                -------     --------
          Term loan payable to a bank in monthly installments
            of $17,857 plus interest, beginning January 1995
            through April 1997................................  $    --     $303,572
          Capital lease payable in monthly installments of
            $397, beginning March 1996 through March 2001.....   16,338           --
                                                                -------     --------
                                                                 16,338      303,572
          Less current portion................................    3,460      214,286
                                                                -------     --------
                                                                $12,878     $ 89,286
                                                                =======     ========

     The bank term loan above was repaid in July 1996 from the proceeds of the Company's initial public stock offering.

     Aggregate maturities on capital lease obligations are as follows:

          1997..........................................................    $ 4,762
          1998..........................................................      4,762
          1999..........................................................      4,762
          2000..........................................................      4,762
          2001..........................................................        477
                                                                            -------
          Total minimum payments........................................     19,525
          Less amounts representing interest............................      3,187
                                                                            -------
          Present value of minimum payments.............................    $16,338
                                                                            =======

     Cash paid for interest was approximately $19,000 in 1996, $43,000 in 1995 and $9,000 in 1994.

5.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

     In connection with the Company's initial public offering in June 1996, all shares of Series A, Series B, Series C, Series D and Series E Convertible Preferred Stock outstanding as of June 12, 1996 (collectively, the "Convertible Preferred Stock") were automatically converted on a 6-for-10 basis into 7,531,140 shares of the Company's Common Stock.

COMMON STOCK

     Common stockholders are entitled to one vote per share and to dividends when declared by the Board of Directors. In January 1996, the Company's Board of Directors approved an increase in the number of authorized shares of common stock to 50,000,000.

     The Company has issued restricted shares of common stock to certain employees and consultants, at prices equal to the then fair market value as determined by the Board of Directors. These shares of common stock are restricted by terms of stock vesting agreements, in which the shares generally vest at a rate of 20% per year. Upon termination of the services of the employee or consultant, the Company has the right to repurchase any unvested shares at the original purchase price of the shares. At December 31, 1996, there were 409,735 vested and no unvested shares pursuant to these agreements.

                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

STOCK PURCHASE WARRANTS

     In November 1991, the Company issued warrants for 119,998 shares of common stock to holders of the then outstanding 6.75% convertible subordinated notes. Each warrant allowed the holder to purchase one share of common stock at $3.33, subject to adjustment. In November 1996, all of the outstanding warrants were exercised.

     In August 1992, the Company issued a warrant to purchase 8,888 shares of Series B convertible preferred stock, at a price of $2.25 per share, subject to certain adjustments. At the initial public offering, this warrant was converted to a warrant to purchase 5,332 shares of Common Stock at a price of $3.75 per share. The warrant expires on August 19, 1997.

STOCK OPTION AGREEMENT

     In October 1991, the Company granted a common stockholder and consultant an option to purchase 27,225 shares of Series A Convertible Preferred Stock at a price of $1.13 per share. The shares subject to the option are exercisable at a rate of 20% per year, beginning on October 2, 1992. The entire option can be exercised on or after October 2, 1996. In 1993, this consultant's relationship with the Company was terminated. The option agreement was amended to give the consultant the right to exercise his options exercisable at such date within three years of the date of termination, which was September 28, 1993. In August 1996, this option was fully exercised.

STOCK OPTION PLANS

  1992 Stock Option Plan

     In April 1992, the Board of Directors established the 1992 Stock Option Plan (the "Plan"). The Plan provides for the issuance or award of incentive and nonqualified stock options at prices to be determined by the Board of Directors. In January 1996, the Board of Directors authorized an increase in the number of shares of common stock available for issuance under the Plan from 720,000 to 2,000,000. All employees and, in the case of awards other than incentive stock options, directors and consultants to the Company are eligible for awards under the Plan. The term of all stock options granted may not exceed ten years. Options granted under the Plan generally vest in annual increments over five years.

     During 1995, the Company issued stock options to purchase shares of common stock at exercise prices below the deemed fair value of the common stock at the date of grant. The Company recorded an increase to additional paid-in-capital and a corresponding charge to deferred compensation in the amount of $1,663,000 to recognize the aggregate difference between the deemed fair value and the option exercise price. The deferred compensation is being amortized over the option vesting period of five years. Amortization expense of $333,517 was recorded in 1996 and $44,000 in 1995.

  1996 Director Stock Option Plan

     In January 1996, the Company's Board of Directors adopted the 1996 Director Stock Option Plan (the "Director Plan"), which became effective upon the closing of the initial public offering of the Company's common stock in June 1996. Under the Director Plan, options to purchase 5,000 shares of common stock were granted to each existing non-employee director at the closing of the initial public offering in June 1996. Thereafter, options to purchase 5,000 shares of common stock will be granted to each new director upon his or her initial election to the Board of Directors. Annual options to purchase 2,500 shares of common stock will be granted to each non-employee director on May 1 of each year commencing in 1997. The exercise price of options granted under the Director Plan is the fair market value of the shares on the date of grant. All options vest on the first anniversary of the date of grant, although the exercisability of these options will be accelerated upon the occurrence of a change of control of the Company, as defined. A total of 250,000 shares of common

\
                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

stock are available for grant under the Director Plan. Options to purchase 35,000 shares of common stock were granted in 1996 under this plan, none of which were exercisable at December 31, 1996.

     The Company has elected to follow APB 25 in accounting for its stock options plans because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options generally equals the market price of the underlying stock on the date of grant, no compensation is recognized.

     Pro forma information regarding net loss and net loss per share is required by Statement 123, and has been determined as if the Company had accounted for its stock option plans under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.06% and 6.13%; dividend yields of 0.0% for all periods; volatility factors of the expected market price of the Company's common stock of .75 and .74; and a weighted-average expected life of the options of 3.5 and 4.3 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. Also, the valuation model has only been applied to options granted in 1995 and 1996, as permitted under the provisions of Statement 123; therefore, the pro forma net loss and net loss per share reported below do not reflect the impact of all options granted and are not indicative of the effect of recording amortization expense under Statement 123 in future periods. The pro forma effect of Statement 123 will not be fully reflected until 1999.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss for 1996 and 1995 is $12,125,241 and $6,436,501, respectively; pro forma net loss per share for 1996 and 1995 is $1.30 and $0.90, respectively.

     A summary of activity under the Company's stock option plans for the years ended December 31 follows:

                                          1996                     1995                     1994
                                  --------------------     --------------------     --------------------
                                             WEIGHTED-                WEIGHTED-                WEIGHTED-
                                              AVERAGE                  AVERAGE                  AVERAGE
                                             EXERCISE                 EXERCISE                 EXERCISE
                                  OPTIONS      PRICE       OPTIONS      PRICE       OPTIONS      PRICE
                                  -------    ---------     -------    ---------     -------    ---------
Outstanding -- beginning of
  year..........................  627,247      $ 0.64      475,057      $ 0.37      362,347      $ 0.33
Granted -- exercise price equals
  market price..................  161,090        7.44      142,050        0.99      197,910        0.42
Granted -- exercise price is
  less than market price........       --                   60,000        1.67           --
Exercised.......................  (57,860)      (0.42)     (13,650)      (0.33)     (48,300)      (0.33)
Forfeited.......................  (30,900)      (0.95)     (36,210)      (0.37)     (36,900)      (0.33)
                                  -------                  -------                  -------
Outstanding -- end of year......  699,577      $ 2.21      627,247      $ 0.64      475,057      $ 0.37
                                  =======                  =======                  =======
Exercisable at end of year......  315,235      $ 0.83      262,243      $ 0.35      217,699      $ 0.34

                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                     1996      1995
                                                                     -----     -----
          Weighted-average fair value of options granted during the
            year for options which:
               Exercise price equals market price..................  $4.02     $0.60
               Exercise price is less than market price............  $  --     $8.21

     The following table summarizes exercise prices and remaining contractual lives of options outstanding and exercisable at December 31, 1996:

                                             OPTIONS OUTSTANDING
                             ----------------------------------------------------         OPTIONS EXERCISABLE
                                                                    WEIGHTED-        ------------------------------
                              NUMBER OF        WEIGHTED-             AVERAGE          NUMBER OF        WEIGHTED-
                               OPTIONS          AVERAGE             REMAINING          OPTIONS          AVERAGE
RANGE OF EXERCISE PRICES     OUTSTANDING     EXERCISE PRICE     CONTRACTUAL LIFE     EXERCISABLE     EXERCISE PRICE
------------------------     -----------     --------------     -----------------    -----------     --------------
     $ 0.33 - $0.42            347,057           $ 0.37             6.2 years          272,897           $ 0.36
     $ 0.67 - $1.67            192,750           $ 1.20             8.6 years           22,290           $ 1.04
     $ 6.38 - $9.33            159,770           $ 7.42             9.8 years           20,048           $ 7.07
                               -------                                                 -------
                               699,577                                                 315,235

1996 EMPLOYEE STOCK PURCHASE PLAN

     In January 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). All individuals employed a minimum of 20 hours per week and five months in any calendar year are eligible to participate in the Purchase Plan. Eligible employees may purchase common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan.

RESERVED SHARES

     At December 31, 1996, there were 2,633,092 shares of common stock reserved for issuance under the Company's stock plans and warrant agreement.

6.  INCOME TAXES

     At December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $32.5 million and general business credit carryforwards of approximately $824,000 which expire through 2011. The future utilization of net operating loss and general business credit carryforwards may be subject to limitation under the change in stock ownership rules of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of $12,228,000 ($8,099,000 in 1995) has been recognized to offset the deferred tax assets related to these carryforwards since uncertainty exists with respect to future realization of such carryforwards.

                                 DIATIDE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                             1996            1995
                                                         ------------     -----------
          Deferred tax assets:
          Net operating loss carryforwards.............  $ 11,058,000     $ 7,230,000
          General business tax credits.................       824,000         814,000
          Deferred compensation........................       128,000              --
          Depreciation.................................         5,000              --
          Accrued expenses.............................       213,000         117,000
                                                         ------------     -----------
               Total deferred tax assets...............    12,228,000       8,161,000
          Valuation allowance for deferred tax
            assets.....................................   (12,228,000)     (8,099,000)
                                                         ------------     -----------
               Net deferred tax assets.................            --          62,000
          Deferred tax liabilities:
               Accelerated depreciation................            --         (62,000)
                                                         ------------     -----------
                    Total deferred tax liabilities.....            --         (62,000)
                                                         ------------     -----------
          Net deferred tax liabilities and assets......  $         --     $        --
                                                         ============     ===========

7.  LEASES

     The Company leases its facility under an operating lease which calls for base monthly rental payments plus a pro-rata share of common area maintenance costs. In March 1996, the Company amended this agreement to add additional space and extend the expiration of the lease to December 1998 with the option to renew for an additional year. Rent expense was approximately $80,000 in 1996, $56,000 in 1995 and $41,000 in 1994. Future minimum lease payments will be approximately $87,000 in 1997 and $92,000 in 1998.

8.  EMPLOYEE BENEFIT PLAN

     During 1992, the Company established a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company and provides for discretionary Company contributions. The amount expensed under the plan was $23,900 in 1996, $37,200 in 1995, and $15,300 in 1994.

9.  NYCOMED AGREEMENTS

     In August 1995, the Company and Nycomed Imaging AS (Nycomed), a shareholder of the Company, entered into a series of agreements for multiple product development and joint marketing involving certain of the Company's peptide-based imaging agents for nuclear medicine and giving Nycomed the option for five years to an exclusive license for such products for Europe, South Africa and certain countries in the Middle East, as well as an exclusive co-promotion agreement for products in the United States. Under the terms of the agreements, Nycomed will pay the Company over the five year term for research and development support. Under certain circumstances, Nycomed may terminate the agreement, although not prior to August 1998. In addition, Nycomed will pay option fees, milestone fees for certain achievements and royalties on product sales. During 1996 and 1995, the Company received $2,500,000 and $1,278,388, respectively, under these agreements.

                                 EXHIBIT INDEX

EXHIBIT NO.                                            DESCRIPTION                                      PAGE
-----------        -----------------------------------------------------------------------------------  ----
      *3.1    --   Certificate of Incorporation, as amended, of the Registrant, including form of
                   Certificate of Amendment to be filed prior to consummation of the public offering.
      *3.2    --   Amended and Restated By-Laws of the Registrant.
      *4      --   Specimen Certificate for shares of Common Stock, $0.001 par value, of the
                   Registrant.
    *+10.1    --   License Agreement effective as of May 31, 1994 between the Registrant and
                   Associated Universities, Inc.
    *+10.2    --   License Agreement dated March 2, 1990 between the Registrant and New England
                   Deaconess Hospital
    *+10.3    --   Patent License Agreement dated June 16, 1993 between National Institutes of Health and the Registrant as licensee.
    *+10.4    --   Distribution and License Agreement effective as of August 11, 1995 between the
                   Registrant and Nycomed Imaging AS.
    *+10.5    --   Agreement for Co-Promotion of Optioned Product(s) in the United States effective as of August 11, 1995 between the Registrant and Nycomed Inc.
    *+10.6    --   Option and Development Agreement dated August 11, 1995 between the Registrant and
                   Nycomed Imaging AS, as amended.
    *+10.7    --   License Agreement dated January 16, 1996 between the Registrant and Centocor, Inc.
    *+10.8    --   License Agreement dated February 27, 1996 between the Registrant and Merck & Co.,
                   Inc.
     *10.9    --   Lease dated March 14, 1996 between the Registrant and Cottage Street Trust for offices and laboratory space located at 9 Delta Drive, Londonderry, New Hampshire,
     *10.10   --   Series D Convertible Preferred Stock and Warrant Purchase Agreement dated May 17,
                   1995 between the Registrant and Certain Stockholders of the Company, as amended.
     *10.11   --   Registration Rights Agreement dated August 19, 1992 between the Registrant and
                   Silicon Valley Bank.
     *10.12   --   Registration Rights Agreement dated December 19, 1990 between the Registrant and
                   Richard T. Dean, as amended.
     *10.13   --   Registration Rights Agreement dated December 23, 1990 between the Registrant and
                   Robert S. Lees.
   *++10.14   --   1992 Stock Option Plan, as amended.
   *++10.15   --   1996 Employee Stock Purchase Plan.
   *++10.16   --   1996 Director Stock Option Plan.
     *10.17   --   Form of Warrants to purchase Common Stock issued. on November 11, 1991.
   *++10.18   --   Employment Agreement dated March 16, 1990 between the Registrant and Richard T.
                   Dean, as amended.
   *++10.19   --   Consulting Agreement dated April 2, 1990 between the Registrant and Robert S. Lees
    *+10.20   --   Clinical Services Agreement effective as of September 22, 1995 between the
                   Registrant and Certus International, Inc. (formerly known as The Aten Group, Inc.)
    *+10.21   --   Data Management Agreement dated as of February 14, 1996 between the Registrant and
                   Certus International, Inc. (formerly known as The Aten Group, Inc.)
    *+10.22   --   Clinical Services Agreement effective as of April 11, 1996 between the Registrant and Certus International, Inc. (formerly known as The Aten Group, Inc.)
      11      --   Computation of pro forma net loss per common share.
      23.2    --   Consent of Ernst & Young LLP.
      23.3    --   Consent of Dr. Volker Vossius.
      27      --   Financial Data Schedule.

---------------

 * Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-3326).

 + Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

++ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.