Form 10-Q
period 1997-03-31
DIATIDE INC
filed 1997-05-13
CIK 1011888

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-28434

                            ------------------------

                                 DIATIDE, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                            04-3078258
--------------------------------------------------------------------------------
      (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


      NINE DELTA DRIVE, LONDONDERRY, NH                03053
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
                                YES  X     NO
                                   -----      -----

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF

                    CLASS                               OUTSTANDING AT MAY 5, 1997
                    -----                               --------------------------
        COMMON STOCK, $0.001 PAR VALUE                          10,462,128

================================================================================

                                 DIATIDE, INC.

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       -----
PART I  FINANCIAL INFORMATION
  ITEM 1.  Financial Statements (Unaudited)
           Condensed Balance Sheets as of March 31, 1997 and December 31, 1996.......      3

           Condensed Statements of Operations for the three months ended March 31,
             1997 and 1996, and for the period from February 6, 1990 (date of
             inception) to March 31, 1997............................................      4

           Condensed Statements of Cash Flows for the three months ended March 31,
             1997 and 1996, and for the period from February 6, 1990 (date of
             inception) to March 31, 1997............................................      5

           Notes to Condensed Financial Statements...................................      6

  ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................      7

PART II  OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K..........................................      9

SIGNATURES...........................................................................     10

EXHIBIT INDEX........................................................................     11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                   MARCH 31,       DECEMBER 31,
                                                                      1997             1996
                                                                  ------------     ------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  3,371,437     $  6,004,207
  Marketable securities.........................................    10,279,701       10,782,632
  Other current assets..........................................       330,376          443,776
                                                                  ------------     ------------
Total current assets............................................    13,981,514       17,230,615
Property and equipment, at cost.................................     2,426,030        2,373,540
Less: accumulated depreciation and amortization.................     1,415,754        1,300,051
                                                                  ------------     ------------
                                                                     1,010,276        1,073,489
Other assets....................................................        10,783           10,783
                                                                  ------------     ------------
Total assets....................................................  $ 15,002,573     $ 18,314,887
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.........................  $  1,153,145     $  1,514,905
  Accrued clinical expenses.....................................     1,706,714        2,099,826
  Current portion of capital lease obligation...................         3,460            3,460
                                                                  ------------     ------------
Total current liabilities.......................................     2,863,319        3,618,191
Capital lease obligation, less current portion..................        12,590           12,878
Stockholders' equity:
  Preferred stock, $0.01 par value
     Authorized shares -- 10,591,874............................            --               --
       Issued and outstanding shares -- none
  Common stock, $0.001 par value
     Authorized shares -- 50,000,000
     Issued shares -- 10,465,728 (10,404,248 in 1996)...........        10,466           10,404
  Additional paid-in capital....................................    50,195,168       50,140,186
  Deferred compensation.........................................    (1,202,368)      (1,285,483)
  Deficit accumulated during development stage..................   (36,876,578)     (34,181,265)
                                                                  ------------     ------------
                                                                    12,126,688       14,683,842
  Less: 4,800 shares of common stock in treasury, at cost.......           (24)             (24)
                                                                  ------------     ------------
Total stockholders' equity......................................    12,126,664       14,683,818
                                                                  ------------     ------------
Total liabilities and stockholders' equity......................  $ 15,002,573     $ 18,314,887
                                                                  ============     ============

---------------

Note: The balance sheet at December 31, 1996 has been derived from audited financial statements at that date but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                     FOR THE PERIOD
                                                                                    FEBRUARY 6, 1990
                                                 THREE MONTHS ENDED MARCH 31,      (DATE OF INCEPTION)
                                                 -----------------------------        TO MARCH 31,
                                                    1997              1996                1997
                                                 -----------       -----------     -------------------
Revenues:
  Sponsored research...........................  $   500,000       $   500,000         $  3,278,388
  License fees.................................           --                --            1,300,000
  Research grants..............................       80,000                --              635,498
                                                 -----------       -----------         ------------
Total revenues.................................      580,000           500,000            5,213,886
Costs and expenses:
  Research and development.....................    2,770,882         2,528,603           34,158,194
  General and administrative...................      719,141           439,012            9,342,828
                                                 -----------       -----------         ------------
Total costs and expenses.......................    3,490,023         2,967,615           43,501,022
Loss from operations...........................   (2,910,023)       (2,467,615)         (38,287,136)
Other income (expense):
  Interest income..............................      215,215           116,389            1,651,715
  Interest expense.............................         (505)          (10,034)            (241,157)
                                                 -----------       -----------         ------------
Total other income (expense)...................      214,710           106,355            1,410,558
                                                 -----------       -----------         ------------
Net loss.......................................  $(2,695,313)      $(2,361,260)        $(36,876,578)
                                                 ===========       ===========         ============
Net loss and pro forma net loss per share
  (Note 4).....................................  $     (0.26)      $     (0.29)
                                                 ===========       ===========
Shares used in computing net loss and pro forma
  net loss per share (Note 4)..................   10,432,475         8,195,603

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     FOR THE PERIOD
                                                                                    FEBRUARY 6, 1990
                                                 THREE MONTHS ENDED MARCH 31,      (DATE OF INCEPTION)
                                                 -----------------------------        TO MARCH 31,
                                                    1997              1996                1997
                                                 -----------       -----------     -------------------
OPERATING ACTIVITIES:
Net loss.......................................  $(2,695,313)      $(2,361,260)       $ (36,876,578)
Adjustments to reconcile net loss to cash used
  in operating activities:
  Depreciation and amortization................      115,703            84,599            1,454,609
  Cancellation of accrued interest.............           --                --              111,438
  Amortization of deferred compensation........       83,115            85,565              460,632
  Compensation associated with stock option
     grants....................................       15,000                --               90,960
  Changes in operating assets and
     liabilities...............................     (641,472)          386,983            2,479,845
                                                 -----------       -----------         ------------
     Cash used in operating activities.........   (3,122,967)       (1,804,113)         (32,279,094)
INVESTING ACTIVITIES:
Additions to property and equipment............      (52,490)         (128,575)          (2,406,672)
Purchases of marketable securities.............   (3,997,069)       (1,351,749)         (20,624,795)
Sales of marketable securities.................    4,500,000         3,405,000           10,345,094
                                                 -----------       -----------         ------------
     Cash provided by (used in) investing
       activities..............................      450,441         1,924,676          (12,686,373)
FINANCING ACTIVITIES:
Sale of preferred stock........................           --                --           28,255,133
Issuance of convertible notes..................           --                --            3,508,464
Repayment of convertible notes.................           --                --             (315,000)
Issuance of long-term debt.....................           --                --              900,518
Repayment of long-term obligations.............         (288)          (52,693)            (903,826)
Sale of common stock...........................       40,044                --           16,891,639
Repurchase of common stock.....................           --                --                  (24)
Capitalized financing costs....................           --          (195,283)                  --
                                                 -----------       -----------         ------------
     Cash provided by (used in) financing
       activities..............................       39,756          (247,976)          48,336,904
                                                 -----------       -----------         ------------
Net (decrease) increase in cash and cash
  equivalents..................................   (2,632,770)         (127,413)           3,371,437
Cash and cash equivalents at beginning of
  period.......................................    6,004,207         5,084,197                   --
                                                 -----------       -----------         ------------
Cash and cash equivalents at end of period.....  $ 3,371,437       $ 4,956,784        $   3,371,437
                                                 ===========       ===========         ============
Noncash transactions:
  Acquisition of equipment through capital
     lease obligation..........................  $        --       $        --        $      19,358
  Conversion of convertible notes and accrued
     interest to preferred stock...............  $        --       $        --        $   3,304,902
  Deferred compensation associated with stock
     options issued at less than fair value....  $        --       $        --        $   1,663,000

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

2.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements for the three months ended March 31, 1997 and 1996 and for the period February 6, 1990 (date of inception) to March 31, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

4.  FINANCIAL INFORMATION

     For 1996, pro forma net loss per share is computed using the weighted average number of outstanding shares of Common Stock and Common Stock equivalents and assuming the previously outstanding Convertible Preferred Stock had been converted into common shares effective at the beginning of the respective period. Common Stock equivalent shares are excluded from the computation if their effect is anti-dilutive; however, pursuant to the requirements of the SEC, common shares issued by the Company and common equivalent shares relating to stock options (using the treasury stock method) issued during the twelve months prior to the initial public offering are included whether or not they are anti-dilutive. Historical earnings per share have not been presented for the three months ended March 31, 1996 since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering. For the three months ended March 31, 1997, net loss per share is computed using the weighted average number of outstanding shares of common stock. Common stock equivalents are excluded from the computation since their effect is anti-dilutive.

     The common share amounts and per share dollar amounts have been adjusted for all periods presented to reflect the effect of the 6-for-10 reverse stock split effective June 6, 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (FAS No. 128), which is required to be adopted for fiscal years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under FAS No. 128, the dilutive effect of stock options will be excluded in calculating earnings per share. There is no material impact on the net loss or proforma net loss per share for the quarter ended March 31, 1997 and 1996 under FAS No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is engaged in the discovery and development of proprietary radiopharmaceuticals for use in nuclear medicine imaging procedures. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of its products. All revenues received by the Company through March 31, 1997 have resulted from research grants from the National Institutes of Health (the "NIH") and the Department of Defense (collectively, the "Research Grants"), fees received for entering into option agreements with a pharmaceutical company, and research and development support payments and the P280 and the P829 option exercise payments from Nycomed ASA ("Nycomed") under the Company's collaborative agreements with Nycomed.

     The Company has incurred net losses since its inception. No revenues have been generated from product sales and no product sales are anticipated for the next 16 to 22 months. The Company expects to incur additional significant operating losses over the next 22 to 34 months and expects its cumulative net losses to increase significantly as the Company's research and development and clinical trial efforts expand. The Company expects that its research and development expenses during 1997 will be consistent with 1996 as the Company continues more advanced preclinical studies and late-stage clinical trials and makes filings for related regulatory approvals. Moreover, the Company expects that its personnel and patent costs will increase in the future. Patent costs also would increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative net losses since inception through March 31, 1997 of $36,876,578.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K as of December 31, 1996, which are expressly incorporated by reference herein.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Revenues. The Company had revenues of $580,000 and $500,000 in the three months ended March 31, 1997 and 1996, respectively. Revenues in the three months ended March 31, 1997 were comprised of $80,000 of contract revenues received under research grants from the NIH, and $500,000 received by the Company under its collaborative agreements with Nycomed. Revenues in the three months ended March 31, 1996 were comprised of $500,000 received by the Company under its collaborative agreements with Nycomed. The $80,000 increase in revenues in 1997 over 1996 reflects research grant revenues from the NIH for research activity in 1997 which did not occur in 1996.

     Research and development. During the three months ended March 31, 1997 and 1996, the Company expended $2,770,882 and $2,528,603, respectively, on research and development activities. The $242,279 increase in the three months ended March 31, 1997 over the same period in 1996 resulted from increased salaries and staffing in research, clinical and regulatory areas and costs and consulting fees associated with the higher level of research and development activities.

     General and administrative. The Company's general and administrative expenses were $719,141 and $439,012 in the three months ended March 31, 1997 and 1996, respectively. The $280,129 increase in 1997 from 1996 resulted from increases in staffing and outside services to support the Company's growth.

     Interest. Interest income was $215,215 in the three months ended March 31, 1997 compared with $116,389 in the three months ended March 31, 1996, reflecting an increase in the Company's cash, cash equivalents and marketable securities resulting from the proceeds of the Company's initial public stock offering in June 1996. Interest expense in the three months ended March 31, 1997 and 1996 was $505 and $10,034, respectively, and was comprised primarily of interest incurred on borrowings to finance the acquisition of certain equipment and leasehold improvements. During the third quarter of 1996, the Company repaid its bank borrowings.

     Net loss. As a result of the above factors, the Company incurred net losses of $2,695,313 and $2,361,260 in the three months ended March 31, 1997 and 1996, respectively.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its initial public offering of 2,200,000 shares of Common Stock in June 1996 raising approximately $16.4 million of net proceeds. As of March 31, 1997, the Company had $13,651,138 of cash, cash equivalents and marketable securities and working capital of $11,118,195.

     During the three months ended March 31, 1997, the Company's capital expenditures totaled $52,490, primarily for the acquisition of certain equipment and furniture and fixtures.

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

     Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through mid-1998. Substantial additional funds may be required from external sources to support the Company's operations beyond that time, although there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

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

                                    PART II.

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits.
         The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K.
         None.

                                 DIATIDE, INC.
                                   FORM 10-Q
                                 MARCH 31, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DIATIDE, INC.

DATE: May 12, 1997
                                            By:   /s/ DANIEL F. HARRINGTON
                                              ----------------------------------
                                                     Daniel F. Harrington
                                               Vice President, Chief Financial
                                                            Officer
                                                        and Treasurer
                                                (Principal Financial Officer)

                                 EXHIBIT INDEX

                                                                                        SEQUENTIAL
EXHIBIT NUMBER                                DESCRIPTION                                 NUMBER
--------------   ---------------------------------------------------------------------  ----------
     11.1        Statement Re: Computation of Net Loss and Pro Forma Net Loss Per
                 Share................................................................      12
     27          Financial Data Schedule (EDGAR)......................................
     99          Pages 24 through 32 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly
                 incorporated by reference herein)....................................      13