Form 10-Q
period 1997-06-30
DIATIDE INC
filed 1997-08-13
CIK 1011888

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM  __________ TO  __________

                         COMMISSION FILE NUMBER 0-28434

                            ------------------------

                                 DIATIDE, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     04-3078258
--------------------------------------------------------------------------------------------
        STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

      NINE DELTA DRIVE, LONDONDERRY, NH                           03053
--------------------------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

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

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, AS OF AUGUST 8, 1997 WAS 10,515,293.
================================================================================

                                 DIATIDE, INC.

                               TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
PART I  FINANCIAL INFORMATION

  ITEM 1   Financial Statements (Unaudited)

           Condensed Balance Sheets as of June 30, 1997 and December 31, 1996...      3

           Condensed Statements of Operations for the three months ended June
             30, 1997 and 1996..................................................      4

           Condensed Statements of Operations for the six months ended June 30,
             1997 and 1996, and for the period from February 6, 1990 (date of
             inception) to June 30, 1997........................................      5

           Condensed Statements of Cash Flows for the six months ended June 30,
             1997 and 1996, and for the period from February 6, 1990 (date of
             inception) to June 30, 1997........................................      6

           Notes to Condensed Financial Statements..............................      7

  ITEM 2   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................      8

PART II  OTHER INFORMATION

  ITEM 4   Submission of Matters to a Vote of Security Holders..................     11

  ITEM 6   Exhibits and Reports on Form 8-K.....................................     11

SIGNATURES......................................................................     12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS



                                                                    JUNE 30,        DECEMBER 31,
                                                                      1997              1996
                                                                  -------------     ------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.....................................   $  2,698,034     $  6,004,207
  Marketable securities.........................................      7,778,202       10,782,632
  Other current assets..........................................        289,161          443,776
                                                                   ------------     ------------
Total current assets............................................     10,765,397       17,230,615
Property and equipment, at cost.................................      2,514,395        2,373,540
Less: accumulated depreciation and amortization.................      1,528,064        1,300,051
                                                                   ------------     ------------
                                                                        986,331        1,073,489
Other assets....................................................         10,783           10,783
                                                                   ------------     ------------
Total assets....................................................   $ 11,762,511     $ 18,314,887
                                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.........................   $    980,168     $  1,514,905
  Accrued clinical expenses.....................................      1,794,603        2,099,826
  Current portion of capital lease obligation...................          3,460            3,460
                                                                   ------------     ------------
Total current liabilities.......................................      2,778,231        3,618,191
Capital lease obligation, less current portion..................         11,455           12,878
Stockholders' equity:
  Preferred stock, $0.01 par value
  Authorized shares -- 10,591,874
  Issued and outstanding shares -- none.........................             --               --
  Common stock, $0.001 par value
  Authorized shares -- 50,000,000
     Issued shares -- 10,520,094 (10,404,248 in 1996)...........         10,520           10,404
  Additional paid-in capital....................................     50,327,617       50,140,186
  Deferred compensation.........................................     (1,119,254)      (1,285,483)
  Deficit accumulated during development stage..................    (40,246,034)     (34,181,265)
                                                                   ------------     ------------
                                                                      8,972,849       14,683,842
  Less: 4,800 shares of common stock in treasury, at cost.......            (24)             (24)
                                                                   ------------     ------------
Total stockholders' equity......................................      8,972,825       14,683,818
                                                                   ------------     ------------
Total liabilities and stockholders' equity......................   $ 11,762,511     $ 18,314,887
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

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                  -----------------------------
                                                                     1997              1996
                                                                  -----------       -----------
Revenues:
  Sponsored research............................................  $   500,000       $   500,000
  License fees..................................................           --           500,000
  Research grants...............................................       30,000            56,073
                                                                  -----------       -----------
Total revenues..................................................      530,000         1,056,073
Costs and expenses:
  Research and development......................................    3,219,125         3,663,644
  General and administrative....................................      862,302           584,588
                                                                  -----------       -----------
Total costs and expenses........................................    4,081,427         4,248,232
Loss from operations............................................   (3,551,427)       (3,192,159)
Other income (expense):
  Interest income...............................................      182,423           108,368
  Interest expense..............................................         (452)           (6,142)
                                                                  -----------       -----------
Total other income (expense)....................................      181,971           102,226
                                                                  -----------       -----------
Net loss........................................................  $(3,369,456)      $(3,089,933)
                                                                  ===========       ===========
Net loss and pro forma net loss per share (Note 4)..............  $     (0.32)      $     (0.37)
                                                                  ===========       ===========
Shares used in computing net loss and pro forma net loss per
  share (Note 4)................................................   10,478,043         8,464,612

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                      FOR THE PERIOD
                                                                                     FEBRUARY 6, 1990
                                                   SIX MONTHS ENDED JUNE 30,       (DATE OF INCEPTION)
                                                -------------------------------        TO JUNE 30,
                                                   1997                1996                1997
                                                -----------         -----------    --------------------
Revenues:
  Sponsored research........................... $ 1,000,000         $ 1,000,000        $  3,778,388
  License fees.................................          --             500,000           1,300,000
  Research grants..............................     110,000              56,073             665,498
                                                -----------         -----------        ------------
Total revenues.................................   1,110,000           1,556,073           5,743,886
Costs and expenses:
  Research and development.....................   5,990,007           6,192,247          37,377,319
  General and administrative...................   1,581,443           1,023,600          10,205,130
                                                -----------         -----------        ------------
Total costs and expenses.......................   7,571,450           7,215,847          47,582,449
Loss from operations...........................  (6,461,450)         (5,659,774)        (41,838,563)
Other income (expense):
  Interest income..............................     397,638             224,757           1,834,138
  Interest expense.............................        (957)            (16,176)           (241,609)
                                                -----------         -----------        ------------
Total other income (expense)...................     396,681             208,581           1,592,529
                                                -----------         -----------        ------------
Net loss....................................... $(6,064,769)        $(5,451,193)       $(40,246,034)
                                                ===========         ===========        ============
Net loss and pro forma net loss per share (Note
  4)........................................... $     (0.58)        $     (0.65)
                                                ===========         ===========
Shares used in computing net loss and pro forma
  net loss per share (Note 4)..................  10,455,377           8,330,108

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     FOR THE PERIOD
                                                                                    FEBRUARY 6, 1990
                                                    SIX MONTHS ENDED JUNE 30,      (DATE OF INCEPTION)
                                                   ---------------------------         TO JUNE 30,
                                                      1997            1996                1997
                                                   -----------     -----------     -------------------
OPERATING ACTIVITIES:
Net loss.........................................  $(6,064,769)    $(5,451,193)       $ (40,246,034)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization..................      228,013         196,897            1,566,919
  Cancellation of accrued interest...............           --              --              111,438
  Amortization of deferred compensation..........      166,229         167,287              543,746
  Compensation associated with stock option
     grants......................................       89,924              --              165,884
  Changes in operating assets and liabilities....     (685,345)      1,766,370            2,435,972
                                                   -----------     -----------        -------------
     Cash used in operating activities...........   (6,265,948)     (3,320,639)         (35,422,075)
INVESTING ACTIVITIES:
Additions to property and equipment..............     (140,855)       (322,866)          (2,495,037)
Purchases of marketable securities...............   (3,995,570)     (1,351,749)         (20,623,296)
Sales and maturities of marketable securities....    7,000,000       4,910,094           12,845,094
                                                   -----------     -----------        -------------
     Cash provided by (used in) investing
       activities................................    2,863,575       3,235,479          (10,273,239)
FINANCING ACTIVITIES:
Sale of preferred stock..........................           --              --           28,255,133
Issuance of convertible notes....................           --              --            3,508,464
Repayment of convertible notes...................           --              --             (315,000)
Issuance of long-term debt.......................           --              --              900,518
Repayment of long-term obligations...............       (1,423)       (107,050)            (904,961)
Sale of common stock.............................       97,623      16,641,958           16,949,218
Repurchase of common stock.......................           --              --                  (24)
Capitalized financing costs......................           --              --                   --
                                                   -----------     -----------        -------------
     Cash provided by (used in) financing
       activities................................       96,200      16,534,908           48,393,348
                                                   -----------     -----------        -------------
Net (decrease) increase in cash and cash
  equivalents....................................   (3,306,173)     16,449,748            2,698,034
Cash and cash equivalents at beginning of
  period.........................................    6,004,207       5,084,197                   --
                                                   -----------     -----------        -------------
Cash and cash equivalents at end of period.......  $ 2,698,034     $21,533,945        $   2,698,034
                                                   ===========     ===========        =============
Noncash transactions:
  Acquisition of equipment through capital lease
     obligation..................................  $        --     $        --        $      19,358
  Conversion of convertible notes and accrued
     interest to preferred stock.................  $        --     $        --        $   3,304,902
  Deferred compensation associated with stock
     options issued at less than fair value......  $        --     $        --        $   1,663,000
  Conversion of preferred stock to common
     stock.......................................  $        --     $31,559,922        $  31,559,922

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  NATURE OF BUSINESS

     Diatide, Inc. (the "Company") was founded in 1990 and is a development stage biopharmaceutical company engaged in the discovery, development and commercialization of proprietary disease-specific diagnostic agents and therapeutics for life-threatening conditions. The foundation of Diatide's diagnostic imaging products is the Company's proprietary peptide (Techtide(R)) technology.

2.  BASIS OF PRESENTATION

     The accompanying unaudited financial statements for the three and six months ended June 30, 1997 and 1996 and for the period February 6, 1990 (date of inception) to June 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

4.  FINANCIAL INFORMATION

     For 1996, pro forma net loss per share is computed using the weighted average number of outstanding shares of Common Stock and Common Stock equivalents and assuming the previously outstanding Convertible Preferred Stock had been converted into common shares effective at the beginning of the respective period. Common Stock equivalent shares are excluded from the computation if their effect is anti-dilutive; however, pursuant to the requirements of the SEC, common shares issued by the Company and common equivalent shares relating to stock options (using the treasury stock method) issued during the twelve months prior to the initial public offering are included whether or not they are anti-dilutive. Historical earnings per share have not been presented for the six months ended June 30, 1996 since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering. For the three and six months ended June 30, 1997, net loss per share is computed using the weighted average number of outstanding shares of common stock. Common stock equivalents are excluded from the computation since their effect is anti-dilutive.

     The common share amounts and per share dollar amounts have been adjusted for all periods presented to reflect the effect of the 6-for-10 reverse stock split effective June 6, 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (FAS No. 128), which is required to be adopted for fiscal years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under FAS No. 128, the dilutive effect of stock options will be excluded in calculating earnings per share. There is no material impact on the net loss or proforma net loss per share for the three and six months ended June 30, 1997 and 1996 under FAS No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is engaged in the discovery, development and commercialization of proprietary, disease-specific diagnostic agents and therapeutics for life-threatening conditions. The foundation of Diatide's diagnostic imaging products is the Company's proprietary peptide (Techtide(R)) technology. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of its products. All revenues received by the Company through June 30, 1997 have resulted from research grants from the National Institutes of Health (the "NIH") and the Department of Defense (collectively, the "Research Grants"), fees received for entering into option agreements with a pharmaceutical company, and research and development support payments and the P280 and the P829 option exercise payments from Nycomed ASA ("Nycomed") under the Company's collaborative agreements with Nycomed.

     The Company has incurred net losses since its inception. No revenues have been generated from product sales and no product sales are anticipated for the next 12 to 18 months. The Company expects to incur additional significant operating losses over the next 18 to 30 months and expects its cumulative net losses to increase significantly as the Company's research and development and clinical trial efforts expand. The Company expects that its personnel and patent costs will increase in the future. Patent costs also would increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative net losses since inception through June 30, 1997 of $40,246,034.

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

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Revenues. The Company had revenues of $530,000 and $1,056,073 in the three months ended June 30, 1997 and 1996, respectively. Revenues in the three months ended June 30, 1997 were comprised of $30,000 of contract revenues received under research grants from the NIH, and $500,000 of research and development support payments received by the Company under its collaborative agreements with Nycomed. Revenues in the three months ended June 30, 1996 were comprised of $56,073 received under research grants from the NIH, and $500,000 of research and development support payments and a $500,000 option exercise payment for P829 received by the Company under its collaborative agreements with Nycomed.

     Research and development. During the three months ended June 30, 1997 and 1996, the Company expended $3,219,125 and $3,663,644, respectively, on research and development activities. The $444,519 decrease in the three months ended June 30, 1997 in comparison with the same period in 1996 resulted from reduced expenses associated with the timing of initial costs for clinical trials.

     General and administrative. The Company's general and administrative expenses were $862,302 and $584,588 in the three months ended June 30, 1997 and 1996, respectively. The $277,714 increase in 1997 from 1996 resulted from increases in staffing and outside services to support the Company's growth.

     Interest. Interest income was $182,423 in the three months ended June 30, 1997 compared with $108,368 in the three months ended June 30, 1996, reflecting an increase in the Company's cash, cash equivalents and marketable securities resulting from the proceeds of the Company's initial public stock offering in June 1996. Interest expense in the three months ended June 30, 1997 and 1996 was $452 and $6,142, respectively, and was comprised primarily of interest incurred on borrowings to finance the acquisition of certain equipment and leasehold improvements. During the third quarter of 1996, the Company repaid its bank borrowings.

     Net loss. As a result of the above factors, the Company incurred net losses of $3,369,456 and $3,089,933 in the three months ended June 30, 1997 and 1996, respectively.

  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Revenues. The Company had revenues of $1,110,000 and $1,556,073 in the six months ended June 30, 1997 and 1996, respectively. Revenues in the six months ended June 30, 1997 were comprised of $110,000 of contract revenues received under grants from the NIH and $1,000,000 of research and development support payments received by the Company under its collaborative agreements with Nycomed. Revenues in the six months ended June 30, 1996 were comprised of $56,073 of contract revenues received under research grants from the NIH, and $1,000,000 of research and development support payments and a $500,000 option exercise payment for P829 received by the Company under its collaborative agreements with Nycomed.

     Research and development. During the six months ended June 30, 1997 and 1996, the Company expended $5,990,007 and $6,192,247, respectively, on research and development activities. The $202,240 decrease in the six months ended June 30, 1997 resulted from reduced expenditures associated with the timing of initial costs for clinical trials in the second quarter of 1997.

     General and administrative. The Company's general and administrative expenses were $1,581,443 and $1,023,600 in the six months ended June 30, 1997 and 1996, respectively. The $557,843 increase in the six months ended June 30, 1997 resulted from increases in staffing and outside services to support the Company's growth.

     Interest. Interest income was $397,638 in the six months ended June 30, 1997 compared with $224,757 in the six months ended June 30, 1996, reflecting the Company's increased cash, cash equivalents and marketable securities during 1997 resulting from the proceeds of the Company's initial public stock offering. Interest expense in the six months ended June 30, 1997 and 1996 was $957 and $16,176, respectively, and was comprised primarily of interest incurred on borrowings to finance the acquisition of certain equipment and leasehold improvements. During the third quarter of 1996, the Company repaid its bank borrowings.

     Net loss. As a result of the above factors, the Company incurred net losses of $6,064,769 and $5,451,193 in the six months ended June 30, 1997 and 1996, respectively.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its initial public offering of 2,200,000 shares of Common Stock in June 1996 raising approximately $16.4 million of net proceeds. As of June 30, 1997, the Company had $10,476,236 of cash, cash equivalents and marketable securities and working capital of $7,987,166.

     During the six months ended June 30, 1997, the Company's capital expenditures totaled $140,855, primarily for the acquisition of certain equipment and furniture and fixtures.

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

     Based on its current operating plan, the Company anticipates that its existing capital resources, including the proceeds of the initial public offering and interest earned thereon, will be adequate to satisfy its capital requirements through mid-1998. Substantial additional funds will be required from external sources to support the Company's operations beyond that time, although there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

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

                                    PART II.

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 21, 1997, the following proposals were adopted by the vote specified below:

     (a) Election of Class I Directors

                                      FOR          WITHHELD AUTHORITY
                                      ---          ------------------
        Gustav Christensen         6,302,074             1,530
        Hirsch Handmaker, MD       6,302,024             1,580
        Donald L. Murfin           6,302,074             1,530

     (b) Ratification of Selection of Independent Auditors

           FOR        AGAINST     ABSTAIN     BROKER NON-VOTES
           ---        -------     -------     ----------------
        6,302,604      1,000        --               --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits.
         The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

     (b) Reports on Form 8-K.
         None.

                                 DIATIDE, INC.
                                   FORM 10-Q
                                 JUNE 30, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            DIATIDE, INC.

DATE: August 13, 1997

                                            By:  /s/  DANIEL F. HARRINGTON
                                            ------------------------------------
                                                     Daniel F. Harrington
                                               Vice President, Chief Financial
                                                     Officer and Treasurer
                                                (Principal Financial Officer)