Form 10-Q
period 1997-09-30
DIATIDE INC
filed 1997-10-31
CIK 1011888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       OR

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number 0-28434
                             _________________________


                                  DIATIDE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                         04-3078258
-------------------------------------------------------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

   Nine Delta Drive, Londonderry, NH                         03053
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  603-437-8970
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X____ No ____

The number of shares outstanding of the registrant's common stock, $0.001 par value, as of October 23, 1997 was 10,521,983.

                                  DIATIDE, INC.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                                              PAGE NO.
         ITEM 1   FINANCIAL STATEMENTS (Unaudited)

              Condensed Balance Sheets as of September 30, 1997 and December 31, 1996............3

              Condensed Statements of Operations for the three months ended
              September 30, 1997 and 1996........................................................4

              Condensed Statements of Operations for the nine months ended
              September 30, 1997 and 1996, and for the period from
              February 6, 1990 (date of inception) to September 30, 1997.........................5

              Condensed Statements of Cash Flows for the nine months ended
              September 30, 1997 and 1996, and for the period from
              February 6, 1990 (date of inception) to September 30, 1997.........................6

              Notes to Condensed Financial Statements............................................7

         ITEM 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................9

PART II  OTHER INFORMATION

         ITEM 2   Changes in Securities.........................................................12

         ITEM 6   Exhibits and Reports on Form 8-K..............................................12

SIGNATURES......................................................................................13

EXHIBIT INDEX...................................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                                  DIATIDE, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                                      September 30, 1997
ASSETS                                                                   (Unaudited)      December 31, 1996
                                                                         ----------------------------------
Current assets:
        Cash and cash equivalents                                        $ 16,995,476        $  6,004,207
        Marketable securities                                               4,763,007          10,782,632
        Other current assets                                                  264,833             443,776
                                                                         ------------        ------------
Total current assets                                                       22,023,316          17,230,615

Property and equipment, at cost                                             2,604,980           2,373,540
Less: accumulated depreciation and amortization                             1,642,506           1,300,051
                                                                         ------------        ------------
                                                                              962,474           1,073,489

Other assets                                                                   10,783              10,783
                                                                         ------------        ------------
Total assets                                                             $ 22,996,573        $ 18,314,887
                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                            $  1,471,943        $  1,514,905
        Accrued clinical expenses                                           1,298,598           2,099,826
        Deferred revenue                                                      500,000                   -
        Current portion of capital lease obligation                             3,460               3,460
                                                                         ------------        ------------
 Total current liabilities                                                  3,274,001           3,618,191

Capital lease obligation, less current portion                                 10,584              12,878

Stockholders' equity:
        Preferred stock, $0.01 par value
                Authorized shares - 10,591,874
                Series A convertible preferred stock:
                      Authorized shares - 1,300,000
                      Issued and outstanding shares - 1,210,256
                      (none in 1996) (liquidation value of
                      $11,800,000)                                             12,103                   -
        Common stock, $0.001 par value
                Authorized shares - 50,000,000
                Issued shares - 10,525,583 (10,404,248 in 1996)                10,526              10,404
        Additional paid-in capital                                         61,476,798          50,140,186
        Deferred compensation                                                (412,686)         (1,285,483)
        Deficit accumulated during development stage                      (41,374,729)        (34,181,265)
                                                                         ------------        ------------
                                                                           19,712,012          14,683,842
        Less: 4,800 shares of common stock in treasury, at cost                   (24)                (24)
                                                                         ------------        ------------
Total stockholders' equity                                                 19,711,988          14,683,818
                                                                         ------------        ------------
Total liabilities and stockholders' equity                               $ 22,996,573        $ 18,314,887
                                                                         ============        ============


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

See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                              Three Months Ended September 30,
                                            ----------------------------------
                                                1997                  1996
                                            ------------          ------------
Revenues:
        Sponsored research                  $    500,000          $    500,000
        License fees                           2,000,000                     -
        Research grants                           20,000                20,000
                                            ------------          ------------
Total revenues                                 2,520,000               520,000

Costs and expenses:
        Research and development               2,870,413             3,246,268
        General and administrative               896,409               592,531
                                            ------------          ------------
Total costs and expenses                       3,766,822             3,838,799

Loss from operations                          (1,246,822)           (3,318,799)

Other income (expense):
        Interest income                          118,486               261,666
        Interest expense                            (359)               (1,998)
                                            ------------          ------------
Total other income (expense)                     118,127               259,668

                                            ------------          ------------
Net loss                                    $ (1,128,695)         $ (3,059,131)
                                            ============          ============

Net loss per share (Note 4)                 $      (0.11)         $      (0.30)
                                            ============          ============

Shares used in computing net loss
   per share (Note 4)                         10,515,518            10,216,146


See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 For the Period
                                                                                February 6, 1990
                                                                                    (date of
                                                                                  inception) to
                                          Nine Months Ended September 30,         September 30,
                                          -------------------------------
                                               1997                1996               1997
                                          ------------       ------------      ----------------
Revenues:
        Sponsored research                $  1,500,000       $  1,500,000        $   4,278,388
        License fees                         2,000,000            500,000            3,300,000
        Research grants                        130,000             76,073              685,498
                                          ------------       ------------        -------------
Total revenues                               3,630,000          2,076,073            8,263,886

Costs and expenses:
        Research and development             8,860,420          9,438,515           40,247,732
        General and administrative           2,477,852          1,616,131           11,101,539
                                          ------------       ------------        -------------
Total costs and expenses                    11,338,272         11,054,646           51,349,271

Loss from operations                        (7,708,272)        (8,978,573)         (43,085,385)

Other income (expense):
        Interest income                        516,124            486,423            1,952,624
        Interest expense                        (1,316)           (18,174)            (241,968)
                                          ------------       ------------        -------------
Total other income (expense)                   514,808            468,249            1,710,656

                                          ------------       ------------        -------------
Net loss                                  $ (7,193,464)      $ (8,510,324)       $ (41,374,729)
                                          ============       ============        =============

Net loss and pro forma net loss
        per share (Note 4)                $      (0.69)      $      (0.95)
                                          =============      ============

Shares used in computing net loss
     and pro forma net loss per
     share (Note 4)                         10,475,644          8,963,370


See Notes to Condensed Financial Statements.

                                                   DIATIDE, INC.
                                           (A Development Stage Company)
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                      For the Period
                                                                                     February 6, 1990
                                                                                         (date of
                                                    Nine Months Ended September 30,    inception) to
                                                    ------------------------------     September 30,
                                                          1997            1996             1997
                                                    -------------     ------------     --------------
Operating activities:
Net loss                                            $  (7,193,464)    $ (8,510,324)    $ (41,374,729)
Adjustments to reconcile net loss to
     cash used in operating activities:
        Depreciation and amortization                     342,455          311,232         1,681,361
        Cancellation of accrued interest                       -                -            111,438
        Amortization of deferred compensation             285,766          250,402           663,283
        Compensation associated with stock option
         grants                                           136,424           75,960           212,384
        Changes in operating assets and liabilities      (165,247)       2,364,181         2,956,070
                                                    -------------     ------------     -------------
           Cash used in operating activities           (6,594,066)      (5,508,549)      (35,750,193)

Investing activities:
Additions to property and equipment                      (231,440)        (497,456)       (2,585,622)
Purchases of marketable securities                     (4,976,190)      (1,351,749)      (21,603,916)
Sales and maturities of marketable securities          10,995,815        5,345,094        16,840,909
                                                    -------------     ------------     -------------
           Cash provided by (used in) investing
            activities                                  5,788,185        3,495,889        (7,348,629)

Financing activities:
Sale of preferred stock                                11,695,231                -        39,950,364
Issuance of convertible notes                                   -                -         3,508,464
Repayment of convertible notes                                  -                -          (315,000)
Issuance of long-term debt                                      -                -           900,518
Repayment of long-term obligations                         (2,294)        (286,418)         (905,832)
Sale of common stock                                      104,213       16,630,645        16,955,808
Repurchase of common stock                                      -                -               (24)
Capitalized financing costs                                     -                -                 -
                                                    -------------     ------------     -------------
           Cash provided by (used in) financing
            activities                                 11,797,150       16,344,227        60,094,298
                                                    -------------     ------------     -------------

Net increase in cash and cash equivalents              10,991,269       14,331,567        16,995,476
Cash and cash equivalents at beginning of period        6,004,207        5,084,197                 -
                                                    -------------     ------------     -------------

Cash and cash equivalents at end of period          $  16,995,476     $ 19,415,764     $  16,995,476
                                                    =============     ============     =============

Noncash transactions:
        Acquisition of equipment through capital
                lease obligation                    $            -    $          -     $      19,358
        Conversion of convertible notes and
                accrued interest to preferred
                stock                               $            -    $          -     $   3,304,902
        Deferred compensation associated with
                stock options issued  at less
                than fair value                     $            -    $          -     $   1,663,000
         Forfeiture of stock options issued at
                less than fair value                $      587,031    $          -     $     587,031
         Conversion of preferred stock
                to common stock                     $            -    $ 31,559,922     $  31,559,922

See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1. Nature of Business

Diatide, Inc. (the "Company") was founded in 1990 and is a development stage biopharmaceutical company engaged in the discovery, development and commercialization of proprietary, disease-specific diagnostic agents and therapeutics for life-threatening conditions. The foundation of Diatide's diagnostic imaging products is the Company's proprietary peptide (Techtide(R)) technology.

2. Basis of Presentation

The accompanying unaudited financial statements for the three and nine months ended September 30, 1997 and 1996 and for the period February 6, 1990 (date of inception) to September 30, 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

3. Sale of Preferred Stock

On September 23, 1997, the Company completed the sale of 1,210,256 shares of the Company's Series A convertible preferred stock (the "Preferred Stock") to three of the Company's existing investors in a private transaction for $11.7 million, net of issuance costs. The Preferred Stock is convertible into the Company's Common Stock on a one-for-one basis, subject to adjustment for certain events. Each share of Preferred Stock is entitled to the same number of votes as each share of Common Stock into which it is convertible and will vote together with the Common Stock. Dividends on the Common Stock, if and when declared by the Board of Directors, are payable to the holders of the Preferred Stock based on the number of shares of Common Stock into which the Preferred Stock is convertible before any distribution to the holders of the Common Stock. The Preferred Stock holders are entitled to priority liquidation rights of an amount equal to $9.75 per share, as adjusted for certain events, plus any declared but unpaid dividends. The Company also issued Common Stock Purchase Warrants (the "Warrants") to the investors to purchase in the aggregate 181,538 shares of Common Stock at an exercise price of $11.70 per share.
The Warrants will expire on September 23, 1999.

Under the terms of a Registration Rights Agreement, dated as of September 23, 1997, the investors holding in the aggregate at lease 51% of the Stockholder Registrable Shares (as defined) have the right to require the Company to register the Common Stock issuable upon the conversion of the Preferred Stock or the exercise of the Warrants at any time after October 1, 1998. The Preferred Stock is redeemable solely at the Company's option after September 23, 2000 and, accordingly, is classified as equity in the accompanying condensed financial statements.

4.   Public Offering

In June 1996, the Company completed its initial public offering of 2,200,000 shares of Common Stock raising approximately $16.4 million of net proceeds after deducting offering costs. Concurrent with the completion of the initial public offering, all 12,551,928 shares of Series A, Series B, Series C, Series D and Series E Convertible Preferred Stock (collectively, the "Convertible Preferred Stock") outstanding at that time were converted into 7,531,140 shares of Common Stock. In connection with this conversion, all such shares of Convertible Preferred Stock were retired.

5.   Financial Information

For 1996, pro forma net loss per share is computed using the weighted average number of outstanding shares of Common Stock and Common Stock equivalents and assuming the previously outstanding Convertible Preferred Stock had been converted into common shares effective at the beginning of the respective period. Common Stock equivalent shares are excluded from the computation if their effect is anti-dilutive; however, pursuant to the requirements of the SEC, common shares issued by the Company and common equivalent shares relating to stock options (using the treasury stock method) issued during the twelve months prior to the initial public offering are included whether or not they are anti-dilutive. Historical earnings per share have not been presented for the nine months ended September 30, 1996 since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering. For the three and nine months ended September 30, 1997, net loss per share is computed using the weighted average number of outstanding shares of common stock. Common stock equivalents are excluded from the computation since their effect is anti-dilutive.

The common share amounts and per share dollar amounts have been adjusted for all periods presented to reflect the effect of the 6-for-10 reverse stock split effective June 6, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (FAS No. 128), which is required to be adopted for fiscal years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under FAS No. 128, the dilutive effect of stock options will be excluded in calculating earnings per share. There is no material impact on the net loss or proforma net loss per share for the three and nine months ended September 30, 1997 and 1996 under FAS No. 128.

6.   Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company is engaged in the discovery, development and commercialization of proprietary, disease-specific diagnostic agents and therapeutics for life-threatening conditions. The foundation of Diatide's diagnostic imaging products is the Company's proprietary peptide (Techtide(R)) technology. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of its products. All revenues received by the Company through September 30, 1997 have resulted from research grants from the National Institutes of Health (the "NIH") and the Department of Defense (collectively, the "Research Grants"), fees received for entering into option agreements with a pharmaceutical company, and research and development support payments and option exercise and milestone payments under the Company's collaborative agreements with Nycomed.

   The Company has incurred net losses since its inception. No revenues have been generated from product sales and no product sales are anticipated for the next 9 to 12 months. The Company expects to incur additional significant operating losses over the next 15 to 18 months and expects its cumulative net losses to increase significantly as the Company's research and development and clinical trial efforts expand. The Company expects that its personnel and patent costs will also increase in the future. Patent costs also would increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. The Company has incurred cumulative net losses since inception through September 30, 1997 of $41,374,729.

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


Results of Operations

   Three Months Ended September 30, 1997 and 1996

     Revenues. The Company had revenues of $2,520,000 and $520,000 in the three months ended September 30, 1997 and 1996, respectively. Revenues in the three months ended September 30, 1997 were comprised of $20,000 of contract revenues received under research grants from the NIH, and $500,000 of research and development support payments and a $2,000,000milestone payment for the FDA filing of a New Drug Application ("NDA") for AcuTect(TM) (formerly known as P280) received by the Company under its collaborative agreements with Nycomed. Revenues in the three months ended September 30, 1996 were comprised of $20,000 received under research grants from the NIH, and $500,000 of research and development support payments.

     Research and development. During the three months ended September 30, 1997 and 1996, the Company expended $2,870,413 and $3,246,268, respectively, on research and development activities. The $375,855 decrease in the three months ended September 30, 1997 in comparison with the same period in 1996 resulted from reduced expenses associated with the timing of costs for clinical trials which were offset by increases in staffing.

     General and administrative. The Company's general and administrative expenses were $896,409 and $592,531 in the three months ended September 30, 1997 and 1996, respectively. The $303,878 increase in 1997 from 1996 resulted from increases in staffing and outside services to support the Company's growth.

     Interest. Interest income was $118,486 in the three months ended September 30, 1997 compared with $261,666 in the three months ended September 30, 1996, reflecting a higher level of cash, cash equivalents and marketable securities during the third quarter of 1996 compared to the third quarter of 1997. Interest expense in the three months ended September 30, 1997 and 1996 was $359 and $1,998, respectively, and was comprised primarily of interest incurred on borrowings to finance the acquisition of certain equipment and leasehold improvements. During the third quarter of 1996, the Company repaid its bank borrowings.

     Net loss. As a result of the above factors, the Company incurred net losses of $1,128,695 and $3,059,131 in the three months ended September 30, 1997 and 1996, respectively.

   Nine Months Ended September 30, 1997 and 1996

     Revenues. The Company had revenues of $3,630,000 and $2,076,073 in the nine months ended September 30, 1997 and 1996, respectively. Revenues in the nine months ended September 30, 1997 were comprised of $130,000 of contract revenues received under grants from the NIH and $1,500,000 of research and development support payments and a $2,000,000 milestone payment for the FDA filing of an NDA for AcuTect received by the Company under its collaborative agreements with Nycomed. Revenues in the nine months ended September 30, 1996 were comprised of $76,073 of contract revenues received under research grants from the NIH, and $1,500,000 of research and development support payments and a $500,000 option exercise payment for P829 received by the Company under its collaborative agreements with Nycomed.

     Research and development. During the nine months ended September 30, 1997 and 1996, the Company expended $8,860,420 and $9,438,515, respectively, on research and development activities. The $578,095 decrease in the nine months ended September 30, 1997 resulted from reduced expenses associated with reduced clinical trial activity for AcuTect in 1997 as compared to 1996 and the timing of costs of other clinical trials, which were offset by increases in staffing.

     General and administrative. The Company's general and administrative expenses were $2,477,852 and $1,616,131 in the nine months ended September 30, 1997 and 1996, respectively. The $861,721 increase in the nine months ended September 30, 1997 resulted from increases in staffing and outside services to support the Company's growth.

     Interest. Interest income was $516,124 in the nine months ended September 30, 1997 compared with $486,423 in the nine months ended September 30, 1996, reflecting a higher level of the Company's cash, cash equivalents and marketable securities during 1997 resulting from the proceeds of the Company's initial public stock offering. Interest expense in the nine months ended September 30, 1997 and 1996 was $1,316 and $18,174, respectively, and was comprised primarily of interest incurred on borrowings to finance the acquisition of certain equipment and leasehold improvements. During the third quarter of 1996, the Company repaid its bank borrowings.

     Net loss. As a result of the above factors, the Company incurred net losses of $7,193,464 and $8,510,324 in the nine months ended September 30, 1997 and 1996, respectively.


Liquidity and Capital Resources

   In September 1997, the Company issued 1,210,256 shares of convertible preferred stock and warrants to purchase 181,538 shares of Common Stock raising $11.7 million of net proceeds. The Company completed its initial public offering of 2,200,000 shares of Common Stock in June 1996 raising approximately $16.4 million of net proceeds. As of September 30, 1997, the Company had $21,758,483 of cash, cash equivalents and marketable securities and working capital of $18,749,315.

   During the nine months ended September 30, 1997, the Company's capital expenditures totaled $231,440, primarily for the acquisition of certain equipment and furniture and fixtures.

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

   Based on its current operating plan, the Company anticipates that its existing capital resources, including the proceeds of the initial public offering and the preferred stock sale in September 1997 and interest earned thereon, will be adequate to satisfy its capital requirements through mid-1999. Substantial additional funds will be required from external sources to support the Company's operations beyond that time, although there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

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

                           PART II. OTHER INFORMATION


ITEM 2 CHANGES IN SECURITIES

     On September 23, 1997, the Company issued and sold 1,210,256 of convertible preferred stock to three of the Company's existing investors for an aggregate purchase price of $11.8 million pursuant to Section 4(2) of the Securities Act of 1933, as amended. The convertible preferred stock is convertible into the Company's Common Stock on a one-for-one basis, subject to adjustment for certain events. The Company also issued to such investors two-year Common Stock Purchase Warrants to purchase in the aggregate 181,538 shares of Common Stock at an exercise price of $11.70 per share pursuant to Section 4(2).

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Quarterly Report on Form 10-Q.

     (b)  Reports on Form 8-K. On October 1, 1997, the Company filed a current report on Form 8-K to report the sale of $11.8 million of convertible preferred stock and the issuance of common stock purchase warrants on September 23, 1997.

                                  DIATIDE, INC.
                                    FORM 10-Q
                               September 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DIATIDE, INC.


DATE: October 31, 1997                BY:_______________________________________
                                         Daniel F. Harrington
                                         Vice President, Chief Financial Officer
                                         and Treasurer (Principal Financial
                                         Officer)

                                  EXHIBIT INDEX


Exhibit Number                           Description
--------------                           -----------
     11.1           Statement Re: Computation of Net Loss and Pro Forma Net Loss
                    Per Share
      27            Financial Data Schedule (EDGAR)
      99            Pages 24 through 32 of the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1996 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein)