Form 10-K
period 1997-12-31
DIATIDE INC
filed 1998-03-30
CIK 1011888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
      (Mark One)

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934]

                   For the fiscal year ended December 31, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from ____________to___________

                          Commission File No. 333-3326
                                  DIATIDE, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 04-3078258
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

      Nine Delta Drive, Londonderry, NH                      03053
(Address of registrant's principal executive               (Zip Code)
                  offices)

        (603) 437-8970                                        2835
Registrant's telephone number,                    (Primary Standard Industrial
     including area code)                          Classification Code Number)

                                 ---------------

        Securities Registered Pursuant to Section 12 (b) of The Act: NONE

          Securities Registered Pursuant to Section 12 (g) of The Act:
                         Common Stock $0.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           YES [X]      NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $45,316,000 based on the last reported sales price of the Common Stock on the Nasdaq National Market. There were 10,554,152 shares of $0.001 par value Common Stock outstanding as of March 13, 1998.

Documents Incorporated by Reference
       Document Description                  10-K Part into which Incorporated
       --------------------                  ---------------------------------

Portions of the Registrant's Definitive
  Proxy Statement to be filed with the
  Securities and Exchange Commission
  for the Annual Meeting of
  Stockholders to be held May 12,
  1998.....................................Items 10, 11, 12 and 13 of Part III

PART I
ITEM 1.  BUSINESS

Diatide, Inc. (the "Company"or "Diatide") is a biopharmaceutical company engaged in the discovery and development of proprietary disease-specific radiopharmaceuticals for the diagnosis and treatment of life threatening conditions such as cancer, infection and cardiovascular disease. The Company is applying its proprietary peptide and radiolabeling technologies to the development of technetium-99m labeled synthetic peptides ("Techtides(R)") as medical imaging agents for life-threatening and chronic diseases and conditions. Because Techtides are designed to bind selectively with molecular targets that localize or proliferate as disease is developing, the Company believes that Techtides have the potential to produce images based on the process of disease rather than the anatomical result of disease, which may alter patient treatment protocols. The Company believes that its Techtides will permit a number of clinically important new diagnostic procedures to be performed using the large installed base of nuclear medicine imaging equipment and that nuclear medicine imaging with Techtides may be more accurate, more cost-effective, less invasive and/or safer than alternative imaging modalities for certain diseases or conditions. In August 1995, the Company entered into a comprehensive strategic alliance relating to its Techtides with Nycomed Imaging ASA (together with its United States subsidiary, "Nycomed"), one of the world's leading producers of medical imaging agents. The Company's lead product, AcuTect(TM), received an approvable letter from the U.S. Food and Drug Administration ("FDA") in February 1998 for imaging acute venous thrombosis in the lower extremities, and the Company expects to be able to market AcuTect in the U.S. by the end of 1998.

The Company has five Techtides at various stages of the clinical and regulatory process: (i) AcuTect has received an approvable letter from the FDA for imaging acute venous thrombosis in the lower extremities and is in Phase 2 clinical trials for imaging carotid thrombus. AcuTect is also the subject of a Marketing Approval Application ("MAA") currently under review by the European Medicines Evaluation Agency ("EMEA"). (ii) P829 is in separate Phase 3 clinical trials for imaging lung cancer, neuroendocrine tumors and metastasis of malignant melanoma;
(iii) P748 is in Phase 2 clinical trials for imaging pulmonary emboli; (iv) P483H is in Phase 2 clinical trials for imaging inflammation due to infection; and (v) P773 for unstable atherosclerotic plaque imaging is the subject of an effective Investigative New Drug ("IND") application that was filed in December of 1997 and expected to enter Phase 1 clinical trials in the first half of 1998. The Company is conducting preclinical studies of additional Techtides for imaging prostate, colorectal and breast tumors.

In addition to its Techtide programs, Diatide has exclusively licensed Sn-117m DTPA, a non-peptide-based radiopharmaceutical for the reduction of pain due to metastatic cancer to the bone, from Associated Universities, Inc., the operator of Brookhaven National Laboratories ("BNL"). BNL initiated a Phase 2 clinical trial of Sn-117m DTPA which was completed by the Company in 1995. This compound is comprised of the tin radioisotope Sn-117m, which has an affinity for bone, combined with DTPA, a common chelating agent (an organic compound used to make Sn-117m soluble so that it will remain in the circulatory system until it reaches the bone). In December of 1997 the Company began two additional Phase 2 clinical trials of Sn-117m DTPA. In 1997, Diatide instituted the Theratide(TM) program to research the potential of using the Company's peptide-targeting technology to deliver therapeutic payloads directly to the site of disease. Theratides for oncology indications and dissolution of vascular thrombi are currently in preclinical development. The Company expects to file a Theratide IND application in the fourth quarter of 1998.

Techtides

Techtides are proprietary nuclear medicine imaging agents that combine technetium and peptide carrier molecules to target particular tissues. Techtides consist of two principal components, synthetic peptides, which are small molecules that are designed to bind with high specificity and affinity with certain molecular targets on diseased tissues, and technetium, a commonly-used radioisotope which emits signals that can be detected using widely available nuclear medicine diagnostic equipment. The Company's Techtide technology builds on recent advances in molecular biology and peptide chemistry that have led to the characterization of cell receptors associated with various active disease states and the structure of peptides that bind to these cell receptors. The Company develops Techtides by applying its proprietary technologies in the areas of peptide engineering and radiolabeling chemistry. After Diatide identifies a medical imaging need relating to a selected disease, the Company uses rational drug design principles to develop a synthetic peptide that it believes will bind with high affinity to a molecular target that localizes or proliferates as disease is developing. These molecular targets typically involve cell receptors that are implicated in the disease process. Using proprietary methods of peptide synthesis, the Company combines linkers and chelating agents to engineer its peptides so that these peptides may be easily labeled with technetium in a manner that preserves their selectivity and binding characteristics. The Company also incorporates into these compounds additional peptide or amino acid units to improve biodistribution and clearance from the body of excess Techtides that do not bind with targeted receptors. The Company uses its medicinal chemistry expertise to optimize the pharmacokinetic characteristics of these compounds.

Because the synthetic peptides designed by Diatide bind with technetium in a very efficient manner, the amount of peptide required to produce Techtides is relatively low, which reduces development and manufacturing costs. The Company's technology for coupling technetium with synthetic peptides is the subject of six issued United States patents.

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

Advantages of Techtides

Diatide believes that nuclear medicine imaging with Techtides may provide the following advantages in comparison with other imaging modalities and other nuclear medicine imaging agents:

[bullet] Improved Diagnostic Information. Nuclear medicine imaging with
         Techtides provides images by targeting molecular sites that localize or proliferate as disease is developing, such as activated platelets in clots and somatostatin receptors on tumors. This approach is fundamentally different from the approach used in other medical imaging modalities and may provide physiological information which is not available through other modalities. This information may affect patient management and clinical outcomes by permitting nuclear medicine physicians to make a more definitive diagnosis of disease, thereby avoiding the costs and delays incident to additional diagnostic tests or an inappropriate course of therapy, or by facilitating diagnosis at an earlier stage of disease development, when therapy can more favorably alter the outcome.

[bullet] Potential Pharmacoeconomic Benefits,. The components of the synthetic peptides used by the Company are readily available and inexpensive to synthesize with established techniques. Technetium also is widely available and inexpensive. The efficient manner in which the Company's synthetic peptides bind with technetium limits the amount of peptide required in the production process. These features result in a low manufacturing cost of the product. The Company believes that this low cost of production may allow it to offer Techtides at price levels that will be attractive if Techtides exhibit the performance and safety characteristics expected by the Company.

[bullet] Faster Imaging. Techtides are designed to diffuse rapidly to, and bind tightly with, their molecular targets and for the portion of the dose that does not bind with the target to quickly clear the circulatory system. The Company believes that these attributes, along with the favorable characteristics of technetium, will permit Techtides to produce high quality images within a short time (typically a few minutes to two hours) after administration. Accordingly, the Company believes that imaging procedures with Techtides may be performed in a single procedure, avoiding the need for an overnight hospital stay or multiple hospital visits.

[bullet] Safety and Ease of Administration. Because Techtides are relatively small molecules that contain only trace amounts of technetium and peptide, the Company does not believe that Techtides will be administered at doses that will be pharmacologically active. While clinical trials to ascertain the safety of Techtides at various dosing levels are still underway, no clinically significant adverse side effects have been identified in the more than 1,900 patients imaged to date. Moreover, imaging procedures with Techtides do not involve discomfort or serious adverse side effect risks that accompany certain competing modalities, such as angiography and contrast venography.

[bullet] Comparison with monoclonal antibodies ("MAbs"). Diatide believes that peptides offer several significant advantages in comparison with MAbs as carrier molecules for radiopharmaceutical imaging agents. Radiolabelled MAbs are large molecules that are relatively difficult to produce, typically require a long period of time after administration for imaging (four to forty-eight hours) and clear the body slowly, which can adversely affect image quality in some cases. In addition, some MAbs have engendered adverse immune responses caused by their derivation from mouse-derived proteins. MAbs are currently made primarily through cell fermentation techniques, which may expose them to biological contaminants. Moreover, it is significantly easier to modify peptides to optimize their pharmacokinetic properties than to modify MAbs for such purpose.

Diatide Strategy

Diatide is applying its proprietary technology in the areas of peptide engineering and radiolabeling chemistry to develop novel nuclear medicine products. The Company is directing its development programs at large existing markets which it believes are not adequately served by existing products or modalities. The key elements of Diatide's business strategy include:

[bullet] Enter the market with AcuTect. Diatide received a letter from the U.S.
         FDA in February 1998 indicating that the Company's New Drug Application ("NDA") filing for AcuTect was approvable. The Company believes that AcuTect's commercialization will enable the realization of market awareness of Techtides and will establish distribution channels for later products. The Company expects to commercially market AcuTect by the end of 1998.

[bullet] Establish Clinical Utility and Advantages of Techtides. The Company is developing Techtides for application to a broad range of diseases and conditions for which nuclear medicine imaging with Techtides demonstrates advantages in comparison with competing imaging modalities. Techtides are targeted imaging agents that combine the low cost and high image quality associated with technetium with the specific binding properties of peptides. The Company believes that nuclear medicine imaging using its Techtides may lead to a more rapid diagnosis and may be more accurate, more cost-effective, less invasive and/or safer than alternative imaging modalities for certain diseases or conditions.

[bullet] Exploit Large Installed Base of Nuclear Medicine Equipment and
         Know-how. The Company is designing Techtides to be used in nuclear medicine imaging procedures that employ the large installed base of nuclear medicine imaging equipment in hospitals and clinical facilities and are based on well-known imaging techniques and protocols. As a result, nuclear medicine imaging with Techtides is not expected to require the purchase of additional equipment or substantial additional training of nuclear medicine physicians and technicians.

[bullet] Leverage Strong Marketing Collaborations. The Company is currently a party to a comprehensive strategic collaboration with Nycomed with respect to its Techtides. The Company plans to leverage this relationship in the development and marketing of Techtides and, where appropriate, to seek to enter into additional strategic corporate collaborations to secure additional financial support for its research and development activities and to enhance the sales and marketing, distribution and promotion of its products on a worldwide basis.

The Company plans to further exploit its proprietary peptide technology and understanding of radiolabeling by developing therapeutic radiopharmaceuticals that specifically target certain types of tumors. The Company has licensed and is developing Sn-117m DTPA as a therapy for the reduction of pain due to metastatic cancer to the bone because the technology of this compound is related to the Company's Techtide technology. The Company expects to distribute this compound through the same types of channels as the Company's other products.

Products Under Development
The table below summarizes Diatide's principal products under development.

                                                                                    Clinical
Product Name                    Indication                        Status (1)        Collaborator (2)
------------------------------  --------------------------------  ----------------  ----------------
Imaging Products (Techtides)
AcuTect                         Deep Vein Thrombosis              Approvable NDA
                                                                  Filed MAA         Nycomed
                                Carotid Thrombus                  Phase 2           Nycomed

P829                            Lung Cancer Tumors                Phase 3           Nycomed
                                Neuroendocrine Tumors             Phase 3           Nycomed
                                Metastasis of Melanoma            Phase 3           Nycomed

P748                            Pulmonary Embolism                Phase 2           Nycomed

P483H                           Inflammation due to infection     Phase 2           Nycomed

P773                            Atherosclerotic Plaque            Phase 1           Nycomed

Therapeutic Products
Sn-117m                         Reduction of Pain
DTPA                             due to Metastatic
                                Cancer to the Bone for:
                                Osteoblastic tumors
                                (Prostate cancer)                 Phase 2

                                Osteolytic tumors (multiple
                                Primary, cancers principally
                                breast)                           Phase 2

(1)Phase 1 Clinical Trial.

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

Phase 3 Clinical Trial.

The product is administered to an expanded patient population to (i) further test the product for safety, (ii) further evaluate clinical effectiveness and
(iii) obtain additional information for labeling.

Approvable NDA.
The FDA determines that the application substantially meets the requirements for marketing approval and believes it can approve the NDA, subject to commitments or conditions on the part of the Company.

MAA.
The Marketing Approval Application seeking permission to market a drug in the member states of the European Union and certain other countries which have agreed to be bound by the authorization decisions of the European Medicine Evaluation Agency (EMEA).


(2) Nycomed is providing research and development support and has an option to co-promote Techtides in the U.S. and to license and distribute Techtides in Europe, South Africa and certain countries in the Middle East. Nycomed has exercised its co-promotion and licensing options with respect to AcuTect and P829. See "Item 1. Business -- Corporate Collaborations."

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

Imaging Products

AcuTect for Deep Vein Thrombosis

The Company has filed an NDA with the FDA and received a letter indicating the approvability of that application. The Company expects to receive final FDA approval and introduce AcuTect to the market in the U.S. by the end of 1998. However, the FDA has not approved the Company's NDA for AcuTect, the Company may not market AcuTect until the NDA is approved, and there can be no assurance that such approval in fact will be granted or as to the timing thereof. Nycomed has filed an MAA with the EMEA seeking permission to market AcuTect in Europe.

AcuTect targets the GP IIb/IIIa receptor on platelets involved in blood clot formation. A number of pharmaceutical and biotechnology companies have targeted the GP IIb/IIIa receptor for therapeutic cardiovascular products. One such product, ReoPro(R), has been approved by the FDA and a number of other product candidates are in various phases of clinical trials. In DVT, a thick fibrous blood clot, known as a thrombus, forms in the veins of the lower legs, thighs, pelvic areas or, less frequently, in the upper extremities of humans, typically as a result of trauma, surgery or stasis due to inactivity. Patients with DVT are at risk of pulmonary embolism, which occurs when a clot associated with DVT breaks free, travels to the lungs and blocks blood flow to the lungs.

Clots in the venous system can be characterized as either acute (recently formed) or chronic (older). Physicians generally believe that acute clots present the highest risk of producing a pulmonary embolus and therefore require aggressive treatment. Chronic clots may be in a dormant state in which they pose little or no risk of producing a pulmonary embolus. Such clots normally do not require aggressive treatment. No existing imaging modality is able to accurately differentiate chronic clots from acute clots.

There are approximately 2,000,000 episodes of DVT in the United States each year, of which approximately 600,000 result in pulmonary embolism. Approximately 60,000 deaths occur each year in the United States as a result of pulmonary emboli. It is important to accurately diagnose and treat patients with DVT in a timely fashion to prevent them from developing pulmonary embolism.

Doppler ultrasound and contrast venography are the primary modalities used to diagnose DVT. In the United States, Doppler ultrasound imaging, an operator dependent technique which is not FDA-validated for the diagnosis of DVT, is increasingly used for this purpose because it is relatively inexpensive and non-invasive. In 1996, approximately 1,700,000 ultrasound procedures for imaging of DVT were performed in the United States, and approximately 1,400,000 such procedures were performed in Europe. Although Doppler ultrasound is considered reasonably accurate in identifying DVT in the thigh and behind the knee, it is less efficacious in the area below the knee, in the pelvis and, in some patients, in the upper extremities of the body. Doppler ultrasound also is of limited effectiveness in imaging obese patients, patients with swelling and post-surgical orthopedic patients. In patients with recurrent DVT, Doppler ultrasound returns a diagnosis of acute disease in approximately 88% of such patients, while only about 33% of these patients with recurrent symptoms are experiencing an acute event.

Contrast venography is used to diagnose DVT both as a primary imaging modality, particularly in Europe, and when the results of ultrasound are indeterminate. Contrast venography is currently recognized as the most accurate imaging modality used to identify DVT. In a contrast venography procedure, a contrast agent is infused into the patient's vein and imaged by x-ray. Although this procedure produces high quality images in a large percentage of cases, it is painful, more expensive than ultrasound and can result in serious adverse side effects, including the triggering of thrombosis. In 1996, approximately 250,000 contrast venography procedures for imaging of DVT were performed in the United States, and approximately 600,000 such procedures were performed in Europe.

The Company believes that nuclear medicine imaging with AcuTect will permit diagnosis of DVT without the pain, degree of invasiveness and risk of serious adverse side effects associated with contrast venography. The Company also believes that AcuTect may be an alternative to Doppler ultrasound in diagnosing DVT in certain areas, such as below the knee and in the pelvis, and in certain patients, such as obese patients and patients with swelling, where ultrasound is less efficacious. Moreover, because the peptide in AcuTect targets the GP IIb/IIIa receptor on activated platelets, which are present in higher concentrations in acute clots than in chronic clots, Diatide believes that nuclear medicine imaging with AcuTect may enable physicians to distinguish between chronic clots and acute clots. Such information may be critical to management of DVT patients, especially patients who previously have experienced DVT. An anticoagulant most likely would be prescribed in the case of an acute clot, while it is possible that no intervention would be taken in the case of a chronic clot. If AcuTect is shown to differentiate acute clots from chronic clots, nuclear medicine imaging with this Techtide also might be useful to monitor the effect of anticoagulant therapy, which carries a risk of bleeding.

In August 1997, the Company submitted an NDA and received an approvable recommendation from the Medical Imaging Drugs Advisory Committee ("MIDAC") and an approvable letter for the application from the FDA in February 1998. The approvable letter indicates that Diatide's NDA will be approved once the Company clarifies certain details and formally agrees to specific post-approval requirements, including certain Phase 4 clinical trials. In November of 1997 Nycomed, the Company's strategic partner for the marketing and development of their Techtides, submitted an MAA to the EMEA for AcuTect. The Company anticipates that the Committee for Proprietary Medicinal Products ("CPMP") of the EMEA will have questions about AcuTect similar to those articulated by the MIDAC and FDA during the AcuTect NDA process. The Company will work with Nycomed to answer any such questions from the CPMP.

In December 1996, the Company completed two pivotal Phase 3 clinical trials of AcuTect for the diagnosis of DVT, which compared AcuTect with contrast venography. These two pivotal Phase 3 clinical trials were conducted at approximately 32 sites in the United States, Canada and Europe and involved approximately 267 patients. The protocols and monitoring of these Phase 3 clinical trials were designed to limit enrollment to patients who had experienced acute DVT symptoms in order to study only patients who were likely to have acute clots. The primary endpoint, concordance of blindly read AcuTect scans with blindly read contrast venograms, was met in the A study but not achieved in the B study. In both studies, blindly read AcuTect scans showed a higher agreement rate with the clinical diagnosis than did the blindly read contrast venograms.

In December 1995, the Company completed a non-pivotal Phase 3 clinical trial of AcuTect for the diagnosis of DVT, which compared AcuTect with ultrasound. This study was conducted at 14 sites in the United States and involved 137 patients. Because ultrasound is operator dependent and not FDA-validated for the diagnosis of DVT, data comparing AcuTect with ultrasound may not be used for FDA purposes to demonstrate efficacy. In addition, ultrasound is unable to reliably differentiate between acute and chronic DVT. In the comparative study with ultrasound, the test results showed only moderate correlation of AcuTect with ultrasound. The Company performed subsequent analyses of these results. In a subgroup consisting of 87 patients with "acute DVT symptoms," the correlation of AcuTect with ultrasound was higher than in the overall (137 patient) group. The Company defines "acute DVT symptoms" as clear signs and symptoms of DVT within 10 days of diagnosis with no prior history of DVT or pulmonary emboli. The Company believes that these results may reflect the detection by AcuTect of activated platelets associated with acute clots and the inability of ultrasound to differentiate accurately between acute and chronic clots.

AcuTect for Carotid Thrombus

The Company is conducting Phase 2 clinical trials of the Techtide AcuTect for medical imaging of carotid thrombus. Carotid thrombi are blood clots that are attached to the inside wall of the carotids, the major arteries supplying blood to the brain. A carotid thrombus poses a two-fold threat to a patient. First, it indicates the presence of unstable plaque underlying the thrombus because stable plaque does not cause a thrombus to form on its surface. The unstable plaque may rupture without warning and cause a stroke, either by blocking the vessel or by releasing debris into the vessel which is then carried into the brain, causing a blockage. Secondly, carotid thrombi often break off and are carried into the brain, where they block blood vessels and cause stroke.

Stroke accounts for approximately one-half of all patients hospitalized for acute neurological diseases in the United States. According to the American Heart Association, there are approximately 600,000 incidents of stroke each year in the United States. When considered separately from other cardiovascular diseases, stroke ranks as the third leading cause of death behind heart disease and cancer.

Carotid disease is primarily diagnosed by ultrasound and carotid angiography, with angiography currently recognized as the most accurate imaging modality for this purpose. Carotid angiography is an invasive procedure involving the placement of a catheter in the artery and the injection of a contrast agent. In 1996, approximately 300,000 carotid angiography procedures for imaging of carotid disease were performed in the United States. Ultrasound is less invasive and less expensive than carotid angiography for imaging of carotid disease. In 1996, approximately 2,000,000 ultrasound procedures for imaging of carotid disease were performed in the United States. When used for the diagnosis of carotid thrombus, both carotid angiography and ultrasound detect only the degree of blockage of the artery; neither procedure is able to detect reliably the presence or absence of thrombi in an artery as opposed to some other form of blockage, such as arteriosclerosis.

Diatide is developing AcuTect for imaging of carotid thrombus because clots located in arteries have substantially more activated platelets than clots formed in the venous system. As described above, AcuTect is designed to bind to the GP IIb/IIIa receptor on activated platelets, which are found in thrombi. Diatide believes that nuclear medicine imaging of carotid thrombus with AcuTect may provide a more valuable diagnosis than existing modalities if this procedure can be shown to enable physicians to identify the presence or absence of thrombi, as opposed to arteriosclerosis, in the artery. If thrombi are present, immediate carotid surgery (endarterectomy) or immediate administration of an anticoagulant may be required. If both carotid arteries are severely narrowed, determining the location of thrombi is important since such a determination would mandate that, if only one side has thrombus, that side be operated on first in order to avoid a stroke, which would have a high likelihood of occurring if the opposite side were operated on first.

The Company completed a Phase 2 clinical trial of AcuTect for the diagnosis of carotid thrombus in December 1995. This study was conducted at one site in the United States, involved ten patients and compared AcuTect with ultrasound and pathology. The compound was well tolerated by all of the patients with no clinically significant adverse side effects. Moreover, the results of this Phase 2 clinical trial indicated on a preliminary basis that AcuTect may be able to identify both thrombi on carotid plaque and intra-arterial thrombi associated with atherosclerotic plaque. The Company initiated additional Phase 2 clinical trials of AcuTect for imaging of carotid thrombus in February 1997. In this study AcuTect is being compared with pathology. This study involves 40 patients at eight sites in the United States and Canada.

P829 for Lung Cancer Tumors,  Neuroendocrine Tumors, and Metastasis of Melanoma

In late 1997, the Company completed enrollment of separate pivotal Phase 3 clinical trials of P829 for lung cancer and neuroendocrine imaging. The Company is in the process of analyzing the data from these trials and expects to release them to the public in the second quarter of 1998 and submit an NDA for the lung cancer indication in 1998.

Cancer is often manifested in tissue masses called tumors. Cancer often causes death, particularly when tumor cells metastasize and spread to other parts of the body. The detection of metastases, or small secondary tumors, is often difficult. In addition, certain primary tumors, including several types of neuroendocrine tumors, are difficult to identify with conventional imaging technology.

There will be an estimated 171,500 new cases of lung cancer in 1998 in the U.S., making lung cancer the most common malignancy in men and women in the U.S. Approximately two percent of all routine chest x-rays in the U.S. reveal the existence of a solitary pulmonary nodule (SPN), a single, undefined object found in the lung. Thirty-eight percent of SPNs are cancerous. Under most circumstances, non-invasive diagnostic methods are insufficient to rule out cancer in these patients and a needle biopsy or surgery is performed. Fourteen percent of patients who undergo needle biopsy suffer a pneumothorax (collapsed lung) as a result of the procedure. The Company believes that P829 will enable physicians to rule out cancer in the 62% of non-cancerous SPN patients, thereby eliminating the cost of a surgical procedure and saving patients the pain, emotional trauma and risk of pneumothorax.

The Company's pivotal Phase 3 lung cancer trials were initiated in December 1996 and completed in late 1997. In these trials, P829 was compared against biopsy and involved approximately 270 patients at approximately 24 sites in the United States and Europe. The Company expects to have the data analysis in the second quarter of 1998. The Company's pivotal Phase 3 neuroendocrine tumor trials were initiated in February 1996 and completed in late 1997, compared second P829 and OctreoScan with CT, MRI, biopsy and other standard institutional procedures and involved approximately 252 patients at approximately 26 sites in the United States and Europe. The Company's non-pivotal Phase 3 melanoma trials, which were initiated in October 1996 and completed in October 1997, compared P829 with CT and biopsy and involved approximately 66 patients at 7 sites in the United States. The compound was well tolerated and the Company may engage in further study for this indication. The American Cancer Society estimates that approximately 41,600 patients will be newly diagnosed with melanoma in 1998.

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

P748 for Pulmonary Embolism

The Company is conducting Phase 2 clinical trials of the Techtide P748 for medical imaging of pulmonary emboli. Like AcuTect, P748 targets the GP IIb/IIIa receptor on platelets involved in blood clot formation. A pulmonary embolus is a blood clot that blocks blood flow to the lungs and often is fatal. There are approximately 600,000 annual episodes of pulmonary emboli in the United
States. Approximately 60,000 deaths occur each year in the United States as a result of pulmonary emboli.

To diagnose pulmonary emboli, physicians generally first x-ray the patient to rule out other causes of the patient's symptoms. Next, physicians typically perform perfusion and ventilation scans, a two-step nuclear medicine imaging procedure involving the use of technetium-labeled albumin and a radiolabeled gas, typically xenon-133. This dual procedure is minimally invasive, but frequently gives inconclusive results. In 1996, approximately 978,000 perfusion studies and 870,000 ventilation studies for imaging of pulmonary emboli were performed in the United States. If the results of the perfusion and ventilation scans are inconclusive, physicians often perform a pulmonary angiogram, which is currently recognized as the most accurate imaging modality used to identify pulmonary emboli. A pulmonary angiogram is an invasive procedure involving the placement of a catheter near the pulmonary artery and the injection of a contrast agent. In 1996, approximately 50,000 pulmonary angiograms for imaging of pulmonary emboli were performed in the United States.

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

The Company's current Phase 2 clinical trial of P748 is a randomized dose ranging study for the diagnosis of pulmonary embolism. This study is being conducted at six sites in the United States and Canada and will involve approximately 30 patients. It compares P748 with pulmonary angiography.

The Company completed two pilot studies of P748 in 1995. One of these studies was conducted at one site in Europe and involved seven patients, and the other was conducted at four sites in the United States and involved 17 patients. Both studies compared P748 to perfusion and ventilation scans. In these studies, P748 was well tolerated by all patients with no clinically significant adverse side effects, and the test results with P748 correlated sufficiently with the test results with perfusion and ventilation scans to justify proceeding with Phase 2 clinical trials. In December 1995, the Company completed a Phase I clinical trial of P748. This clinical trial was conducted at two sites in the United States and involved ten normal volunteers. P748 was well tolerated by all subjects with no clinically significant adverse side effects.

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

The most specific current procedure for medical imaging of inflammation due to infection involves removing blood from the patient, isolating white blood cells in the patient's blood, radiolabeling the white blood cells with indium-111 or with technetium coupled to a carrier molecule and then injecting the white blood cells back into the patient where they localize around the site of the infection and emit radiation which can be detected using a gamma camera. Although radiolabeled white blood cells are highly specific, this imaging procedure is expensive, difficult to administer and often fails to yield good image quality quickly.

P483H is being designed to bind in vivo with white blood cells present at localized sites of infection. In addition, it is being designed to be administered by injection and, therefore, not to require handling of the patient's blood, which entails exposure to blood-borne diseases such as HIV.

The Company completed Phase 2 clinical trials of P483H in May 1997. These trials involved approximately 30 patients at four centers in the United States. The Company is currently analyzing the data from these trials. Additional Phase 2 trials are anticipated in the first half of 1998. These trials will evaluate the safety and efficacy of P483H in patients with suspected abdominal infection, comparing the degree of agreement between P483H and the final institutional diagnosis.

In June 1996, the Company completed Phase 1 clinical trials of P483H in the United States. These trials were conducted at two sites and involved 15 normal volunteers. In this study, P483H was well tolerated by all subjects with no clinically significant adverse side effects.

P773 for Atherosclerotic Plaque

The Company filed an IND in December of 1997 in order to commence Phase 1 clinical trials of the Techtide P773 for medical imaging of unstable atherosclerotic plaque . This IND became effective in January 1998. The company expects to begin Phase I clinical trials in 1998. Atherosclerosis is caused by the accumulation of cholesterol in the walls of arteries. Continued accumulation leads to the formation of plaque. There are two types of atherosclerotic plaque, stable and unstable. Stable plaque may not require aggressive treatment. Unstable plaque grows rapidly and can easily rupture leading to thrombus formation that may block an artery. Common sites of atherosclerosis are the coronary and carotid arteries. Obstruction of blood flow in these sites may result in transient ischemic attacks ("TIA"), stroke, angina and heart attack.

Each year approximately 600,000 persons in the United States suffer a stroke, which is the third leading cause of death in the United States. TIA is a warning sign of stroke and occurs in about 10% of stroke victims. Each year approximately 1,100,000 persons have heart attacks in the United States, which is the leading cause of death in the United States. Angina is caused by partial blockage of a coronary artery from thrombosis. Angina causes some muscle damage and limits the amount of work that the affected portion of the heart can do. There are an estimated 7,200,000 persons in the United States who suffer from angina, with 350,000 new cases occurring each year. Atherosclerosis is the leading cause of these diseases.

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

Other Imaging Programs

In addition to its more advanced imaging product candidates described above, Diatide is conducting research and development activities with respect to Techtides for medical imaging of colorectal, breast, and prostate tumors as well as additional thrombus and inflammation imaging agents. In each of these programs, the Company has identified active compounds and is evaluating these compounds in relevant assays and/or animal models. In addition, the Company believes that several of Diatide's products described above have the potential to address additional indications. For example, based on preclinical and clinical results to date, the Company believes that, because they target the GP IIb/IIIa platelet receptor, AcuTect and P748 may be useful in detecting thrombi in other circumstances, such as the monitoring of thrombi associated with coronary heart disease, angioplasty, vascular stents and stroke.

Therapeutic Products

Sn-117m DTPA for Reduction of Pain Due to Metastatic Cancer to the Bone

The Company is conducting Phase 2 clinical trials of Sn-117m DTPA as a therapy for the reduction of pain due to metastatic cancer to the bone. Diatide has licensed the exclusive worldwide rights to Sn-117m DTPA (which includes an issued United States composition of matter patent) under a royalty-bearing license from Associated Universities Inc., the operator of BNL. This compound is comprised of the radioisotope Sn-117m, which has an affinity for bone, combined with DTPA, a common chelating agent (an organic compound used to make Sn-117m soluble so that it will remain in the circulatory system until it reaches the bone).

The three most prevalent cancers, prostate, breast and lung, metastasize to the bone in approximately 45% to 75% of patients. In 1997, there were approximately 210,00 new cases of prostate cancer, 180,000 new cases of breast cancer and 180,000 new cases of lung cancer in the United States. The normal course of treatment for the bone pain associated with these cancers has been external beam radiation, chemotherapy, analgesics and opiates. These methods are costly and lead to a poor quality of life in late-stage patients.

In 1993, the first therapeutic radiopharmaceutical for this indication, Metastron, was approved for routine use by the FDA. The FDA approved a second therapeutic radiopharmacentical, Quadramet(R), in 1997. Both Metastron and Quadramet have been shown to significantly reduce metastatic bone pain for up to six months with a single injection. The Company believes that radiopharmaceuticals are well suited for this type of therapy because they can deliver a high level of radiation to multiple metastases. However, Metastron, Quadramet, and certain other radioisotopes for the reduction of pain due to metastatic cancer to the bone that are under development are dose limited due to myelosuppression, the destruction of bone marrow, which is the source of white blood cells and platelets. Myelosuppression is a particular problem for patients suffering from breast cancer, who already have suppressed bone marrow due to chemotherapy. Because of the radiation characteristics of Sn-117m and based on published data for other radioisotopes, the Company believes that Sn-117m will result in less myelosuppression than other radioisotopes. In addition, Metastron and Quadramet are approved for a limited subset of patients with cancer bone pain. The Company is testing Sn-117m for its efficacy in palliating bone pain in a broader range of cancer patients.

In December of 1997 the Company began two Phase 2 trials of Sn-117m DTPA. The first trial is designed to evaluate the safety and efficacy of three dose levels of Sn-117m DTPA against Metastron for palliation of bone pain from osseous metastases in patients with prostate cancer. The trial will involve approximately 100 patients and is due to complete enrollment in the third quarter of 1998. The second trial is designed to evaluate the safety and efficacy of two dose levels of Sn-117m DTPA versus placebo for the palliation of bone pain from oncologic osteolytic bone metastases. The trial will involve approximately 75 patients and is due to complete enrollment in the third quarter of 1998.

A dose-escalating Phase 2 clinical trial of Sn-117m DTPA was begun by BNL and completed by the Company in 1995. This Phase 2 clinical study was conducted at four sites in the United States and involved 47 patients. Sn-117m DTPA was well tolerated by all patients with no clinically significant adverse side effects. Approximately 70% of the patients in this study were noted to experience complete or partial pain relief.

Other Potential Therapeutic Applications

The Company believes that combinations of its synthetic peptides with certain therapeutic payloads may have potential applications as targeted therapies. In 1997, the Company dedicated resources to and initiated preclinical research and development programs in this area with a focus on oncology and cardiovascular indications. The oncology research will attempt to capitalize on the Company's existing peptide linking and nuclear medicine expertise by attaching a therapeutic radioisotope payload to a targeting peptide. Additionally, the Company is pursuing research in the cardiovascular area. In August 1997 the Company received a research grant from the National Institute of Health ("NIH") to study the effectiveness of Fibrolase, a fibrinolytic agent, and P734, a synthetic peptide, for the treatment of arterial thrombosis, a major cause of heart attacks and stroke. The Company anticipates having tumor regression results in its oncology efforts and analysis during 1998. The Company may also inlicense additional therapeutic radiopharmaceuticals if the technology is related to the Company's technology and the distribution channels for the product overlap with the distribution channels of the Company's other products.

Corporate Collaborations

A key element of Diatide's business strategy is to enter into collaborations with pharmaceutical companies to secure financial support for its research and development activities and to enhance the sales and marketing, distribution and promotion of the Company's products worldwide upon receipt of requisite regulatory approvals.

In August 1995, the Company entered into a comprehensive strategic alliance relating to its Techtides with Nycomed. The strategic alliance provides for research and development support and a marketing collaboration. At the time the alliance was established, Nycomed made a $10 million equity investment in the Company. Nycomed is one of the world's leading producers of medical imaging agents, with net worldwide revenues from medical imaging operations of approximately $700 million in 1996.

Under the Company's agreements with Nycomed, the Company granted Nycomed an option to obtain exclusive co-promotion rights with respect to the Company's Techtides in the United States and an option to obtain exclusive distribution and license rights with respect to the Company's Techtides in Europe, South Africa and certain countries in the Middle East. The options apply to each Techtide which becomes the subject of an IND submission with the FDA during the five-year period ending August 2000 (the "Research and Development Period"). As to each such Techtide, the options are exercisable by Nycomed at any time prior to the expiration of the 60-day period following the date on which Diatide enrolls its first patient in a Phase 3 clinical trial with respect to such Techtide, even if such 60-day period expires later than the expiration of the Research and Development Period. Nycomed has exercised its co-promotion and licensing options with respect to AcuTect and P829. There can be no assurance that Nycomed will exercise its options as to any other Techtide.

During the Research and Development Period, Nycomed is required to make quarterly research and development payments to Diatide as well as additional payments upon the exercise of any option with respect to a Techtide. The Research and Development Period is subject to termination prior to August 2000 in certain circumstances, although Nycomed may not shorten such period to earlier than August 1998 without Diatide's consent, except in the case of a breach by Diatide .

Under the United States co-promotion agreement, Nycomed is required to market and promote, on a joint basis with Diatide, Techtides as to which Nycomed has exercised its co-promotion right. Nycomed will have primary responsibility for promoting products to group purchasing organizations, hospital pharmacies and other relevant departments at hospitals, and Diatide will have primary responsibility for promotion to commercial radiopharmacies. Nycomed's United States co-promotion rights with respect to each Techtide that it elects to co-promote will expire on the fifth anniversary of the first sale of the product in the United States, subject to certain extension rights of up to three additional years. In certain limited cases involving additions to the indications of a previously optioned product, Nycomed may extend the term of its co-promotion rights up to an additional five years by agreeing to fund 50% of the Company's costs of conducting the Phase 3 clinical trials required with respect to such additional indications. Diatide retains the right to manufacture Techtides which are subject to this co-promotion arrangement. In consideration of Nycomed's co-promotional efforts, Diatide is required to pay Nycomed a specified percentage of United States adjusted net sales (as defined in the agreement) of each co-promoted Techtide. Diatide has agreed that generally it will not market or sell in the licensed territory any substantially similar product that is targeted at the same receptor and has substantially the same clinical indications as any Techtide for which Nycomed has exercised its option to distribute and license.

Under the distribution and license agreement, Nycomed is required to make certain milestone payments to Diatide upon the achievement of specified regulatory objectives with respect to Techtides that Nycomed exercises its option to distribute and license. In 1997, Nycomed paid to Diatide $2 million in milestone payments. In addition, Nycomed is required to pay running royalties as to such Techtides based on a percentage of Nycomed's net sales (as defined in the agreement) in the licensed territory. Diatide generally is responsible for conducting all required clinical trials of Techtides licensed by Nycomed, and Nycomed is responsible for prosecuting the marketing approval applications in the licensed territory and the funding of additional market studies to support the marketing of licensed products. Nycomed is required to purchase from Diatide, and Diatide is required to supply to Nycomed, Nycomed's requirements of licensed products at specified transfer prices.

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

In the United States, the Company expects that its in-house sales force primarily will market the Company's products to commercial radiopharmacies, which currently serve as the distribution channel for approximately 80% of all unit dose radiopharmaceuticals sold in the United States. The Company anticipates that its marketing organization initially will consist of a small number of sales representatives, coordinated by a sales manager and assisted by a small marketing and technical support group. The Company is actively developing its sales and marketing organization support the anticipated FDA approval of AcuTect in 1998.

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

Manufacturing

The principal components of Diatide's Techtides are synthetic peptides and technetium. The peptides are synthesized from readily available amino acids, and the production process involves inexpensive and well-established solid phase peptide synthesis technology. Technetium is available from a variety of commercial suppliers and is inexpensive.

To date, the Company has synthesized the peptides required for its research activities. The Company has purchased the peptides required for clinical trials of its Techtides from a large pharmaceutical manufacturer which produces synthetic peptides in accordance with the FDA's requirements for current Good Manufacturing Practice ("cGMP"). Additionally, the Company currently contracts with third-party manufacturers for the manufacture, assembly and shipment of its Techtide products, including AcuTect. The Company is currently negotiating with the manufacturer of the Company's peptides for the supply of peptides required for the commercial production of AcuTect and with one of its other third-party manufacturers for the manufacture, assembly and shipment of AcuTect on a commercial basis. There can be no assurance as to the terms of any arrangements entered into with such manufacturers.

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

The Company owns 15 United States patents. Six of these patents cover technology relating to labeling peptides with technetium. One was acquired from Receptor Laboratories and covers a method of generating and screening peptide libraries, two cover the composition of matter of AcuTect, two cover peptides agents for imaging and therapy of tumors, and four cover technetium-labeled peptides for imaging inflammation. The Company also has over 60 pending United States patent applications for a wide variety of technologies relating to labeling peptides with technetium, as well as specific compositions of matter useful for nuclear medicine imaging of thrombosis, tumors and inflammation due to infection. The Company has also sought corresponding foreign patent protection in other major industrial countries in respect of its most commercially important technologies, and to date has been granted 20 patents in South Africa, five patents in Australia and two patents in Europe. All of the Company's United States and foreign patents expire between 2011 and 2016.

The Company has licensed various patents and other technology from third parties pursuant to license agreements, including exclusive licenses from the NIH, New England Deaconess Hospital and Associated Universities Inc., the operator of BNL, and non-exclusive licenses from Centocor, Inc. and Merck & Co., Inc. Among other things, these licenses cover the products that the Company is developing for nuclear medicine imaging of atherosclerotic plaque, the treatment of bone pain associated with metastatic cancer and technology related to a component of AcuTect. These third party licenses impose various commercialization, sublicensing, royalty and other payment, insurance and other obligations on the Company. Failure of the Company to comply with these requirements could result in termination of the applicable license, which could have a material adverse effect on the Company's business.

The patent positions of pharmaceutical and biotechnology firms, including Diatide, are generally uncertain and involve complex legal and factual questions. Consequently, even though Diatide currently is prosecuting its patent applications with the United States Patent and Trademark Office ("PTO") and certain foreign patent authorities, the Company does not know whether any of its remaining applications will result in the issuance of any patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Diatide cannot be certain that it was the first creator of inventions claimed by pending patent applications or that it was the first to file patent applications for such inventions.

Competitors of the Company and other third parties hold issued patents and pending patent applications relating to aspects of the Company's technology, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees or cease certain activities. In particular, the Company is aware of one European patent issued to a pharmaceutical company which, if valid, may be infringed by P748. The holder of this patent has indicated to the Company that it is not prepared to offer a license under the patent to the Company. Dr. Volker Vossius, European patent counsel to the Company, has advised the Company that, in his opinion, the claims of the patent that would be infringed by P748 are invalid for lack of an inventive step and for insufficiency of disclosure. An opinion of counsel only represents such counsel's view of applicable law and is not binding on any court or governmental agency.

In addition, Diatide has become aware of a United States patent assigned to another company that claims the same invention as a pending Diatide patent application and which, if valid, may apply to an element of AcuTect. Diatide's pending application is intended to provide protection for this element of AcuTect and is believed by Diatide to deserve an earlier priority date than the other company's patent. Diatide is aggressively seeking to protect its proprietary rights and has requested that the PTO declare an interference between the Diatide patent application and the issued patent. Diatide intends to challenge the validity of the patent granted to the other company if the patent is asserted against Diatide, and Diatide will seek to enforce its own patents if any product of any other infringes Diatide's patent claims. McDonnell Boehnen Hulbert & Berghoff, outside patent counsel for the Company, has advised the Company that, in its opinion, the claims of the other Company's patent are invalid. An opinion of counsel only represents such counsel's view of applicable law and is not binding on any court or government agency.

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

Government Regulation

The research, testing, manufacture, labeling, distribution, sale, marketing, promotion and advertising of the Company's products and its ongoing research and development activities are subject to extensive and rigorous regulation by governmental authorities in the United States and other countries.

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

The steps required before a new pharmaceutical product for human use may be marketed in the United States include (i) preclinical tests, (ii) submission to the FDA of an IND application, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product, (iv) submission of an NDA to the FDA, which application is not automatically accepted for consideration by the FDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the product. These required steps apply to products intended for diagnostic as well as therapeutic use, but the clinical testing of diagnostic products can take less time to complete than that of therapeutic products, which must be shown to cure, mitigate, treat, or prevent disease. There can be no assurance, however, that the possibility of clinical testing of shorter duration will be borne out for any of the Company's current or future diagnostic products.

Preclinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information of a product's pharmacology and toxicology and to identify any safety problems that would preclude testing in humans. Products must generally be manufactured according to cGMP and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice ("GLP"). See "Item 1. Business -- Manufacturing." The results of the preclinical tests are submitted to the FDA as part of an IND application and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or makes comments or raises questions concerning, an IND, the IND will become effective 30 days following its receipt by the FDA and initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

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

The Company expects that certain of its competitors' products, such as nuclear medicine imaging products using MAbs, will be regulated as biologics. The FDA will be proposing regulation to implement the new Biologics License Application ("BLA") provision in the Food and Drug Administration Modernization Act of 1997, which allows for a single license application. To the extent any of the Company's competitors' products might fit under the existing BLA regulation for certain enumerated biotechnology products, the existing regulations set forth guidance regarding agency expectations.

Foreign Regulatory Approval

Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent marketing of such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Nycomed filed a Marketing Approval Application (MAA) with the European Medicines Evaluation Agency (EMEA) on behalf of Diatide for AcuTect in November of 1997. This centralized procedure is effective for the Member States of the European Union and certain other countries who have agreed to be bound by the approval decisions of theEMEA.

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

Competition

There are many companies, both private and publicly traded, that are conducting extensive research and development activities on technologies and products similar to or competitive with the Company's technologies and proposed products. For example, many other companies are actively seeking to develop nuclear medicine imaging agents that will compete with the Company's Techtides. There can be no assurance that the Company's competitors will not succeed in developing products which are more effective than any that are being developed by the Company, or which would render Diatide's technologies and products obsolete and noncompetitive. Certain radiopharmaceuticals already have been approved for sale for the diagnosis or treatment of the indications targeted by the Company's products under development. In particular, OctreoScan, a peptide-based radiopharmaceutical, is available for the diagnosis of neuroendocrine tumors, Ceretec, a radiopharmaceutical labeled with technetium, is available for imaging of inflammation due to infection, and Metastron and Quadramet are available for the reduction of pain due to metastatic cancer to the bone.

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

Competitors of the Company engaged in all areas of biotechnology and drug discovery and development in the United States and other countries are numerous and include, among others, major pharmaceutical and chemical companies, biotechnology firms, universities and other research institutions. Many of these competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors, including large pharmaceutical companies such as The Du Pont Merck Pharmaceutical Company ("Du Pont Merck") and Mallinckrodt Group, Inc. ("Mallinckrodt"), have significantly greater experience than the Company in researching and developing new products, undertaking preclinical studies and human clinical trials of new pharmaceutical products, obtaining FDA and other regulatory approvals of products for use in health care and marketing and manufacturing medical imaging products. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for products more rapidly than the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

Employees

As of December 31, 1997, Diatide had 73 full-time employees, of whom 15 hold Ph.D. degrees, two hold M.D.s and 20 hold other advanced degrees. Fifty-one of these employees are engaged in research and development activities and 22 are employed in finance and general and administrative activities. Many of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies, particularly in the imaging field. None of the Company's employees is covered by a collective bargaining agreement, and management considers relations with its employees to be good. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results -- Attraction and Retention of Key Management and Qualified Personnel."

ITEM 2. PROPERTIES

Facilities

Diatide leases approximately 20,000 square feet of laboratory and office space in a single facility in Londonderry, New Hampshire. The lease expires in December 1998.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS to a VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1997.

Executive Officers

The following table provides information concerning the executive officers of the Company:

                        ---------------------------------

             Name                  Age                  Position
Executive Officers:
Richard T. Dean, Ph.D. . . . . .   50        President, Chief Executive Officer,
                                               and Director
Ronald B. Kinder. . . . . . . . .  49        Executive Vice President,
                                               Chief Operating Officer and
                                               Secretary
Daniel F. Harrington . . . . . .   41        Vice President, Chief Financial
                                               Officer, and Treasurer
Christopher F. Nicodemus. . . . .  40        Vice President of Clinical
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

Ronald B. Kinder, Executive Vice President, Chief Operating Officer and Secretary, joined the Company in April 1994. Prior to joining the Company, Mr. Kinder served as Vice President and General Manager of Teledyne Waterpik, Inc., a medical products company, from 1989 to 1994. From 1986 to 1989, Mr. Kinder served as Director of Marketing and Sales for Gambro, Inc., a medical technology products company, and from 1970 to 1986, Mr. Kinder served in a variety of positions at Mallinckrodt, most recently as Director of Marketing, Diagnostic Products Division. Mr. Kinder received a B.A. in zoology from the University of Missouri and an M.B.A. from St. Louis University.

Daniel F. Harrington, Vice President, Chief Financial Officer and Treasurer, joined the Company in December 1996. Prior to joining the Company, Mr. Harrington served as Chief Financial Officer of GenRad, Inc., an electronic systems and software company, during 1996 and Vice President of Financial Planning and Analysis during 1995. From 1993 to 1995, Mr. Harrington served as Director of Operations Finance & Logistics at Waters Corporation, an analytical instrument company and from 1987 to 1993 served in a variety of positions at Millipore Corporation, a purification technology company, most recently as Director of Finance.

Christopher F. Nicodemus, M.D., Vice President of Clinical Operations, joined the Company in June 1997. Prior to joining the Company, Dr. Nicodemus served as Vice President of Medical Affairs at ImmuLogic Pharmaceutical Corporation, from 1993 to 1997, and as Senior Director, Medical Affairs at ImmuLogic. From 1990 to 1993 he was an Associate Medical Director at Pfizer Pharmaceuticals. Dr. Nicodemus received an M.D. from SUNY Upstate Medical Center in Syracuse, NY and an A.B from Harvard College. He is licensed to practice medicine in Massachusetts and he is certified by the American Board of Allergy and Immunology and the American Board of Internal Medicine.

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


                     Period                       High              Low
1996
Second Quarter (from June 12, 1996) . . . . .   $8-3/4            $8
Third Quarter . . . . . . . . . . . . . . . .   $8-3/8            $5-3/4
Fourth Quarter . . . . . . . . . . . . . . .    $8-3/4            $6-1/2
1997
First Quarter . . . . . . . . . . . . . . . .   $7-7/8            $6-1/4
Second Quarter  . . . . . . . . . . . . . . .   $6-7/8            $4-1/2
Third Quarter . . . . . . . . . . . . . . . .   $14-1/8           $5
Fourth Quarter . . . . . . . . . . . . . . .    $12-1/4           $5-7/8
1998
First Quarter (through March 13, 1998). . . .   $10-7/8           $8-7/8

The reported closing price of the Common Stock on the Nasdaq National Market on March 13, 1998 was $10-1/8. There were approximately 110 stockholders of record at December 31, 1997.

The Company has not paid cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future.

During the three-month period ended December 31, 1997, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6.   SELECTED FINANCIAL DATA

                                                                        Year Ended December 31,
                                                    --------------------------------------------------------
                                                        1997        1996        1995        1994       1993
                                                        ----        ----        ----        ----       ----
                                                             (in thousands, except per share amounts)
 Statement of Operations Data:
 Revenues ..........................................   $  4,140    $  2,606    $ 1,519    $   208    $   301
 Costs and expenses:
     Research and development ......................     12,493      12,628      6,556      4,445      2,989
     General and administrative ....................      3,441       2,515      1,636      1,714      1,217
                                                       --------    --------    -------    -------    -------
 Loss from operations ..............................    (11,794)    (12,537)    (6,673)    (5,951)    (3,905)
 Interest income ...................................        807         721        306        199         33
 Interest expense ..................................         (2)        (18)       (46)   ____(7)       (107)
                                                       --------    --------    -------    -------    -------
 Net loss ..........................................   $(10,989)   $(11,834)   $(6,413)   $(5,759)   $(3,979)
                                                       ========    ========    =======    =======    =======
 Net loss and pro forma net loss per
     share (1)(2) ..................................    $ (1.05)    $ (1.28)   $ (0.92)
                                                        =======     =======    =======
 Shares used in computing
     net loss and pro forma
     net loss per share (1)(2)  ....................     10,487       9,252      6,958


                                                                        Year Ended December 31,
                                                    --------------------------------------------------------
                                                        1997        1996        1995        1994       1993
                                                        ----        ----        ----        ----       ----
                                                                           (in thousands)
 Balance Sheet Data:
 Cash, cash equivalents and
    marketable securities ..........................   $ 17,533    $ 16,787    $ 9,078    $ 2,710    $ 7,997
 Working capital ...................................     14,880      13,612      8,227      1,899      7,553
 Total assets ......................................     19,016      18,315     10,652      3,696      8,489
 Long-term debt, net of current
    portion ........................................         10          13         89        286         60
 Deficit accumulated during the
     development stage .............................    (45,170)    (34,181)   (22,347)   (15,934)   (10,175)
 Total stockholders' equity ........................     15,908      14,684      9,281      2,492      7,866

---------------

(1) See Note 2 to Notes to Financial Statements for information concerning the computation of pro forma net loss per share and shares used in computing pro forma net loss per share.
(2) Net loss and proforma net loss per share and the shares used in so computing for 1996 and 1995 have been restated to reflect the requirements of Statement No. 128 "Earnings per Share" of the Financial Accounting Standards Board and Staff Accounting Bulletin No. 98.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company is a biopharmaceutical company engaged in the discovery and development of proprietary disease-specific radiopharmaceuticals for the diagnosis and treatment of life threatening conditions such cancer, infection, and cardiovascular disease. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. The Company has received a letter from the FDA stating that the Company's NDA for AcuTect is approvable, subject to Diatide clarifying certain details and formally agreeing to conduct certain phase 4 clinical studies. The Company expects to receive final FDA approval and introduce AcuTect to the market in the U.S. by the end of 1998. However, the FDA has not yet granted such marketing approval, and there can be no assurance that such approval in fact will be granted or as to the timing of such approval. Accordingly, there can be no assurance as to the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of its products, including AcuTect. All revenues received by the Company through December 31, 1997 have resulted from research grants from the National Institutes of Health (the "NIH") and the Department of Defense (collectively, the "Research Grants"), fees received for entering into option agreements with a pharmaceutical company, and research and development support payments and the AcuTect option exercise payments for AcuTect and P829 and the AcuTect milestone payment from Nycomed under the Company's collaborative agreements with Nycomed.

The Company has incurred net losses since its inception. No revenues have been generated from product sales and no product sales revenues are anticipated until late in 1998. The Company expects to incur additional significant operating losses over the next 12 to 24 months and expects its cumulative net losses to increase significantly as the Company's research and development and clinical trial efforts expand. The Company expects that its research and development expenses during 1998 will be at approximately the same level as in 1997 as the Company continues more advanced preclinical studies and late-stage clinical trials and makes filings for regulatory approvals. The Company expects that its personnel and patent costs will increase in the future. Patent costs also would increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. Beginning in 1998, the Company will incur manufacturing, marketing, sales, and distribution costs to support the anticipated commercialization of AcuTect. The Company has incurred cumulative net losses since inception through December 31, 1997 of $45,170,000.

Results of Operation

Years Ended December 31, 1997 and 1996

Revenues. The Company had revenues of $4,140,000 and $2,606,000 in 1997 and 1996, respectively. Revenues in 1997 were comprised of $4,000,000 received by the Company under its collaborative agreements with Nycomed and $140,000 of contract revenues under the Research Grants. Revenues in 1996 were comprised of $2,500,000 received by the Company under its collaborative agreements with Nycomed and $106,000 of contract revenues under the Research Grants. The $1,534,000 increase in revenues from 1996 to 1997 resulted from the difference between the $2,000,000 milestone payment from Nycomed for the FDA filing of an NDA for AcuTect in 1997 and the $500,000 option exercise payment for P829 received in 1996.

Research and Development. During 1997 and 1996, the Company expended $12,493,000 and $12,628,000, respectively, on research and development activities. The $135,000 decrease in 1997 resulted from reduced clinical trial activity for AcuTect in 1997 as compared to 1996 and the timing of costs of other clinical trials, which were offset in part by increases in staffing.

In 1995, the Company recorded deferred compensation of $1,663,000 related to the grant of stock options to employees involved in research and development, which is being amortized over the vesting periods of such options (generally five years). Research and development expenses in 1997 and 1996 included $321,000 and $334,000, respectively, of amortization expense related to such deferred compensation.

General and Administrative. The Company's general and administrative expenses were $3,442,000 and $2,515,000 in 1997 and 1996, respectively. During 1997, increases in staffing and related costs were required to support the Company's anticipated increased level of activities for commercial operations.

Interest. Interest income was $807,000 in 1997 compared with $721,000 in 1996, reflecting a higher level of cash, cash equivalents and marketable securities during 1997 resulting from the proceeds of the Company's initial public offering in June 1996 and issuance of Series A convertible preferred stock and common stock warrants in September 1997. Interest expense in 1997 and 1996 was $2,000 and $19,000, respectively, comprised primarily of interest incurred on borrowings to finance the purchase of equipment and leasehold improvements. During the third quarter of 1996, the Company repaid its bank borrowings.

Net Loss. As a result of the above factors, the Company incurred net losses of $10,989,000 and $11,834,000 in 1997 and 1996, respectively.

Years  Ended December 31, 1996 and 1995

Revenues. The Company had revenues of $2,606,000 and $1,519,000 in 1996 and 1995, respectively. Revenues in 1996 were comprised of $2,500,000 received by the Company under its collaborative agreements with Nycomed and $106,000 of contract revenues under the Research Grants. Revenues in 1995 were comprised of $1,278,000 received by the Company under its collaborative agreements with Nycomed and $241,000 of contract revenues under the Research Grants. The increase in 1996 revenue from the Nycomed collaborative agreements was the result of the full year impact of the agreements in 1996 compared to a partial year in 1995, as the agreements were entered into in August 1995. In both 1996 and 1995, the Company received option exercise payments of $500,000 from Nycomed.

Research and Development. During 1996 and 1995, the Company expended $12,628,000 and $6,556,000, respectively, on research and development activities. The $6,072,000 increase in 1996 resulted primarily from additional expenses associated with the Phase 3 pivotal trials of AcuTect, increased clinical activity for P829, preclinical studies of additional compounds, increased salaries and additional staffing in clinical and regulatory areas and costs and consulting fees associated with the higher level of research and development activities.

In 1995, the Company recorded deferred compensation of $1,663,000 related to the grant of stock options to employees involved in research and development, which is being amortized over the vesting periods of such options (generally five years). Research and development expenses in 1996 and 1995 included $334,000 and $44,000, respectively, of amortization expense related to such deferred compensation.

General and Administrative. The Company's general and administrative expenses were $2,515,000 and $1,636,000 in 1996 and 1995, respectively. During 1996, increases in staffing and related costs were required to support the Company's anticipated increased level of activities in research and development and commercial operations.

Interest. Interest expense in 1996 and 1995 was $19,000 and $46,000, respectively, and was comprised primarily of interest incurred on borrowings to finance the purchase of equipment and leasehold improvements. These borrowings were substantially repaid in July 1996 with a portion of the proceeds from the Company's initial public stock offering. Interest income was $721,000 in 1996 compared with $306,000 in 1995, reflecting an increase in the Company's cash, cash equivalents and marketable securities in 1996 resulting from the proceeds of the Company's initial public stock offering.

Net Loss. As a result of the above factors, the Company incurred net losses of $11,834,000 and $6,413,000 in 1996 and 1995, respectively.

Liquidity and Capital Resources

In September 1997, the Company issued 1,210,256 shares of Series A convertible preferred stock and warrants to purchase 181,538 shares of Common Stock to three institutional investors in a private offering, raising $11.6 million of net proceeds. The Company completed its initial public offering of 2,200,000 shares of Common Stock in June 1996, raising approximately $16.4 million of net proceeds. As of December 31, 1997, the Company had $17,533,000 of cash, cash equivalents and marketable securities and working capital of $14,880,000.

During 1997 and 1996, the Company's capital expenditures totaled $388,000 and $608,000 , respectively, primarily for the acquisition of laboratory and computer equipment . The Company expects 1998 capital expenditures to approximate the 1996 level.

The Company's future capital requirements will depend on many factors, including continued progress in its research and product development programs, the magnitude of these programs, the results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs and success of commercialization activities and arrangements, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, and the ability of the Company to establish and maintain collaborative academic and commercial research, development and marketing relationships.

Based upon its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through mid-1999. Substantial additional funds may be required from external sources to support the Company's operations beyond that time, although there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

The Company intends to seek additional equity, debt and lease financing to fund future operations, depending upon the terms on which such sources of funding may be available from time to time. In addition, the Company intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs, including the future development and commercialization of Sn-117m DTPA and the Theratide program.

Except for research and development funding from Nycomed pursuant to its collaboration with Diatide (which is subject to early termination in certain circumstances), the Company has no committed external sources of capital, and, as discussed above, expects to incur additional significant operating losses for a number of years. If the Company is unable to obtain necessary additional funds, it would be required to delay, scale back or eliminate certain of its research and development programs or commercialization efforts or license to third parties certain technologies which the Company would otherwise pursue on its own.

Year 2000

The management of the Company has analyzed its computer hardware and software in connection with potential dating problems that may arise with the year 2000. Management's determination is that many potential problems can be corrected by the year 2000, and the related costs are not expected to materially impact the Company.

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

Certain Factors That May Affect Future Results

Early Stage of Development; Technological Uncertainty

Diatide was founded in February 1990 and has not yet introduced any product into the market. All but one of the Company's potential products are in research or development and will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales. The Company must successfully address a number of technological challenges to complete certain of its development efforts. In addition, there can be no assurance that the Company will be permitted to undertake and complete human clinical trials of any of the Company's potential products, either in the United States or elsewhere, or, if permitted, that such products will be demonstrated to be safe and efficacious. In addition, there can be no assurance that any of the Company's potential products will obtain FDA or other regulatory approval for any indication or that an approved product will be capable of being produced in commercial quantities at reasonable cost and successfully marketed. See "Item 1. Business."

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

The Company is currently conducting clinical trials with respect to certain of its Techtides and plans to continue clinical trials of its therapeutic radiopharmaceutical, Sn-117m DTPA. There can be no assurance that any of these clinical trials will be successfully completed within any specified time period, if at all. There also can be no assurance that the results from any of these clinical trials will warrant the commencement of further clinical trials or that the Company will not encounter problems in these or other clinical trials which would cause the Company or the FDA to delay or suspend the trials. In Phase I clinical trials of one of its Techtides, P483H for the medical imaging of infection due to inflammation, the compound concentrated in patients' stomachs at unexpectedly high levels. As a result, the Company conducted additional preclinical testing of this compound and alternative compounds in animals to determine the cause of this phenomenon and recently initiated a new Phase I clinical trial of a new formulation of P483H. In a pilot study of a compound for medical imaging of atherosclerotic plaque, the Company determined that the compound did not exhibit sufficient sensitivity to warrant continuing development of the compound. The Company currently is synthesizing new compounds for this application and screening them in animal models. See "Item 1. Business -- Products Under Development" and "-Government Regulation."

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

The use, handling, storage and disposal of products containing radioisotopes, such as Sn-117m DTPA and sources of technetium, are regulated by the Nuclear Regulatory Commission and by state authorities. Enforcement of existing laws and regulations or future amendments or limitations thereto could have a material adverse effect on the market for radiopharmaceuticals and on the Company's business, financial condition and results of operations.

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

Uncertainty of Market Acceptance of Technology and Products

The commercial success of the Company's products, when and if approved for marketing by the FDA, will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. The synthetic peptide-based radiopharmaceutical technology being developed by the Company is relatively new. To date, the Company is aware of only one imaging product and no therapeutic products based on this scientific approach that has been approved for sale by the FDA. Peptide-based radiopharmaceuticals have not been extensively tested in humans. Market acceptance and thus, sales of the Company's products, will depend on several factors, including the receipt of regulatory approval in the United States, Europe, the Far East and elsewhere, safety, price, ease of administration and effectiveness and extensive physician education. There can be no assurance that the Company's products will gain market acceptance. Failure to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. The MIDAC recommendation and the FDA's approvable letter are not guarantees of final approval for AcuTect. While the Company expects to be able to commercially market AcuTect in 1998, final marketing approval of the Company's products, including AcuTect, is beyond the Company's control, and there is no guarantee that the Company will, in fact, be able to market the product in the U.S. or Europe within any previously stated time frame. See "Item
1. Business -- Government Regulation."

Need to Establish Collaborative Commercial Relationships; Dependence On Partners

Diatide's business strategy includes entering into strategic alliances or marketing and distribution arrangements with corporate partners, primarily pharmaceutical companies, for the development, commercialization and marketing and distribution of certain of its potential products worldwide. To date, the Company is a party to a collaborative arrangement with only one corporate partner, Nycomed. There can be no assurance that the arrangement with Nycomed will be scientifically or commercially successful. In the event that this arrangement is terminated, such action might adversely affect the Company's ability to develop, commercialize, market and distribute certain of its potential products. In addition, the Company does not plan to conduct extensive Phase 3 clinical trials of Sn-117m DTPA unless it enters into a corporate collaboration for the completion of the development and the commercialization of Sn-117m DTPA. There can be no assurance that the Company will be able to negotiate any additional collaborative or marketing and distribution arrangements, that such arrangements will be available to the Company on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful. The Company's product candidates will only generate milestone payments and royalties from collaborators upon the occurrence of significant preclinical and clinical development, requisite regulatory approvals, the establishment of manufacturing capabilities and successful marketing.

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

History of Operating Losses and Accumulated Deficit; Uncertainty of Future Profitability

Diatide has incurred net losses since its inception. At December 31, 1997, the Company's accumulated deficit was approximately $45.2 million. No revenues have been generated from product sales, and no product sales revenues are anticipated until late in 1998. The Company expects to incur additional significant operating losses over the next 12 to 24 months and expects cumulative losses to increase significantly as the Company's research and development and clinical trial efforts expand. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company's ability to achieve profitability is dependent in part on obtaining regulatory approvals for its products, entering into satisfactory agreements with pharmaceutical corporate partners for research and development and commercialization of its products and developing the capacity to manufacture, market and sell its products or entering into satisfactory arrangements for such manufacture, marketing and sale with third parties. There can be no assurance that the Company will obtain required regulatory approvals, enter into any additional agreements for drug discovery, development and commercialization, develop the capacity to manufacture and sell its products (or enter into arrangements therefor with third parties) or ever achieve sales or profitability. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."

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

Based upon its current operating plan, the Company anticipates that its existing capital resources, will be adequate to satisfy its capital requirements through mid-1999. It is possible that in the future the Company may be required to raise additional funds, including through collaborative relationships and public or private financings. No assurance can be given that additional financing will be available, or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders will result. Additionally, the terms of the financing may adversely affect the holdings or the rights of the then existing stockholders. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research or product development programs, or obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products which the Company would otherwise pursue on its own. See "Item 1. Business -- Products Under Development" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Intense Competition and Risk of Technological Obsolescence

There are many companies, both private and publicly traded, that are conducting extensive research and development activities on technologies and products similar to or competitive with the Company's technologies and proposed products. For example, many other companies are actively seeking to develop nuclear medicine imaging agents that will compete with the Company's Techtides. There can be no assurance that the Company's competitors will not succeed in developing technology similar to the Company's proprietary process of radiolabeling peptides with technetium used in the Company's Techtides.

The pharmaceutical industry is characterized by rapid and substantial technological change and there can be no assurance that the Company's competitors will not succeed in developing products which are more effective than any that are being developed by the Company, or which would render Diatide's technologies and products obsolete and noncompetitive. For example, diagnostic imaging tests may be developed that are more cost-effective and have superior imaging quality than the Company's tests or new radiopharmaceuticals may be developed that have superior targeting and binding qualities than the Company's Techtides. Certain radiopharmaceuticals already have been approved for sale for the diagnosis or treatment of the indications targeted by the Company's products under development. In particular, OctreoScan(R), a peptide-based radiopharmaceutical, is available for the diagnosis of neuroendocrine tumors, Ceretec(R), a radiopharmaceutical labeled with technetium, is available for imaging inflammation due to infection, and Metastron(R) and Quadramet(R) are available for the reduction of pain due to metastatic cancer to the bone. There are several well-established medical imaging modalities that currently, and will continue to, compete against nuclear medicine imaging, including x-rays, CT, MRI and ultrasound, and there are alternative therapeutics available for the treatment of the cancer indications that are the subject of the Company's therapeutic programs.

The Company has numerous competitors in the United States and internationally, which include, among others, pharmaceutical and chemical companies, biotechnology firms, universities and other research institutions. Large pharmaceutical companies with significant research, development, marketing and manufacturing operations in the nuclear medicine field include Du Pont Merck and Mallinckrodt. Many of the Company's competitors have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical studies and human clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA or other regulatory approvals for products more rapidly than the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. See "Item 1. Business- Competition."

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

The Company is aware of patents and patent applications belonging to competitors, and it is uncertain whether these patents and patent applications will require the Company to alter its products or processes, pay licensing fees or cease certain activities. Competitors of the Company and other third parties hold issued patents and pending patent applications which may result in claims of infringement against the Company or other patent litigation. In particular, the Company is aware of one European patent issued to a pharmaceutical company which, if valid, may be infringed by P748. The holder of this patent has indicated to the Company that it is not prepared to offer a license under the patent to the Company. In addition, the Company is aware of one U.S. patent assigned to another company that claims the same invention as a pending Diatide patent application and may apply to an element of AcuTect. The Company has requested that the PTO declare an interference with respect to such patent.

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

The pharmaceutical and biotechnology industries have been characterized by extensive litigation regarding patents and other intellectual property rights. Litigation, which could result in substantial cost to the Company, may be necessary to enforce any patents issued or licensed to the Company and/or to determine the scope and validity of others' proprietary rights. The Company also may have to participate in interference proceedings declared by the PTO, which could result in substantial cost to the Company, to determine the priority of inventions. Furthermore, the Company may have to participate at substantial cost in International Trade Commission proceedings to abate importation of products which would compete unfairly with products of the Company.

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

Absence of Sales and Marketing Experience

Although Diatide plans to rely significantly on collaborative partners for the marketing and distribution of its products through co-marketing or other licensing or distribution arrangements, the Company expects to market and sell certain of its products directly and to engage in certain other marketing activities in collaboration with its collaborative partners. The Company has no experience in sales, marketing or distribution. However, the Company is actively developing its sales and marketing organization to support the anticipated FDA approval of AcuTect in 1998.

To the extent the Company enters into marketing or distribution arrangements with collaborative partners, any revenues the Company receives will depend upon the efforts of third parties. There can be no assurance that any third party will market the Company's products successfully or that any third-party collaboration will be on terms favorable to the Company. If any marketing partner does not market a product successfully, the Company's business would be materially adversely affected. If Diatide's plan to rely on corporate partners for significant aspects of marketing and selling the Company's products is unsuccessful for any reason, Diatide may need to recruit and train a far larger marketing and sales force than it currently anticipates doing, which would entail the incurrence of significant additional costs.

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

Potential Product Liability Exposure and Insurance

The use of any of the Company's potential products in clinical trials and the commercial sale of any products may expose the Company to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products. Product liability claims might be made directly by consumers, health care providers or by pharmaceutical companies or others selling such products. There can be no assurance that product liability claims, if made, would not result in a recall of the Company's products or a change in the indications for which they may be used. Diatide has limited product liability insurance coverage, and such coverage is subject to various deductibles. Such coverage is expensive, and no assurance can be given that the Company will be able to maintain or obtain such insurance at reasonable cost or in sufficient amounts to protect the Company against losses due to liability claims that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Attraction and Retention of Key Management and Qualified Personnel

The Company is highly dependent on the principal members of its management and scientific staff, particularly Dr. Dean, the Company's President and Chief Executive Officer, the loss of whose services could have a material adverse effect on the Company. The Company is a party to an employment agreement with Dr. Dean that extends through April 2, 1999, subject to automatic extension for additional one-year periods unless either Dr. Dean or the Company provides written notice to the contrary to the other party at least six months prior to the expiration period. Also, recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such highly skilled personnel on acceptable terms given the competition for experienced scientists among numerous pharmaceutical, biotechnology and health care companies, universities and non-profit research institutions. The Company does not carry key-man insurance with respect to any of its executive officers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1998 (the "Definitive Proxy Statement") under the caption "Proposal 1 - Election of Directors," which section is incorporated herein by this reference. The information required by this item is also contained in part under the caption "Executive Officers and Significant Employees" in Part I of this Annual Report on Form 10-K, following Item 4.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Definitive Proxy Statement under the caption "Proposal 1 - Election of Directors," which section is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Definitive Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management," which section is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Definitive Proxy Statement under the caption "Certain Relationships and Related Transactions," which section is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

(a)(1) Financial Statements:
                                                                            Page
-------------------------------------------------------------------------------
    Balance Sheets at December 31, 1997 and 1996                             F-3

    Statements of Operations for the years ended December 31, 1997,
    1996 and 1995 and the period February 6, 1990 (date of inception)
    to December 31, 1997                                                     F-4

    Statements of Stockholders' Equity for the period of February 6,
    1990 (date of inception) to December 31, 1997                            F-5

    Statements of Cash Flows for the years ended December 31, 1997,
    1996 and 1995 and the period February 6, 1990 (date of inception)
    to December 31, 1997                                                     F-6

    Notes to Financial Statements                                            F-7


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this twenty-fifth day of March, 1998.

DIATIDE, INC.

By:                          /s/ RICHARD T. DEAN
--------------------------------------------------------------------------------
                                 Richard T. Dean
                 President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                    Title                   Date
        ---------                    -----                   ----

  /s/ RICHARD T. DEAN          President, Chief Executive    March 25, 1998
  -------------------------     Officer, and Director
      Richard T. Dean           (Principal Executive
                                Officer)


  /s/ DANIEL F. HARRINGTON     Vice President, Chief         March 25, 1998
  -------------------------     Financial Officer, and
      Daniel F. Harrington      Treasurer (Principal
                                Financial and Accounting
                                Officer)


  /s/ JOSEPH F. LOVETT         Director                      March 25, 1998
      Joseph F. Lovett

  /s/ DONALD L. MURFIN         Director                      March 25, 1998
      Donald L. Murfin

  /s/ GUSTAV A. CHRISTENSEN    Director                      March 25, 1998
      Gustav A. Christensen

  /s/ ROBERT E. CURRY          Director                      March 25, 1998
      Robert E. Curry

  /s/ ROBERT S. LEES           Director                      March 25, 1998
      Robert S. Lees

  /s/ DANIEL L. PETERS         Director                      March 25, 1998
      Daniel L. Peters

  /s/ HIRSCH HANDMAKER         Director                      March 25, 1998
      Hirsch Handmaker

                                   APPENDIX A



                                  DIATIDE, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1997

                              FINANCIAL STATEMENTS





INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
    Report of Independent Auditors.....................................  F-2

    Balance Sheets at December 31, 1997 and 1996.......................  F-3

    Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995 and the period
       February 6, 1990 (date of inception) to
       December 31, 1997 .............................................   F-4

    Statements of Stockholders' Equity for the period
       February 6, 1990 (date of inception)
       to December 31, 1997 ..........................................   F-5

    Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995 and the
       period February 6, 1990 (date of inception)
       to December  31, 1997 .........................................   F-6

    Notes to Financial Statements......................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Diatide, Inc.

     We have audited the accompanying balance sheets of Diatide, Inc. (a company in the development stage) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997, and for the period February 6, 1990 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diatide, Inc. (a company in the development stage) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period February 6, 1990 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Manchester, New Hampshire
February 6, 1998
    except for Note 12, as to
    which the date is February 20, 1998

                                  DIATIDE, INC.
                      (A Company in the Development Stage)

               BALANCE SHEETS

                                                                                December 31,
                                                                     -------------------------------
                                                                          1997              1996
                                                                          ----              ----
Assets
Current assets:
    Cash and cash equivalents......................................  $    3,857,973   $    6,004,207
    Marketable securities (Note 2).................................      13,674,629       10,782,632
    Other current assets...........................................         445,612          443,776
                                                                     --------------   --------------
Total current assets...............................................      17,978,214       17,230,615
Property and equipment, at cost:
    Laboratory equipment...........................................       1,438,119        1,243,177
    Office equipment, furniture and fixtures.......................         811,429          641,225
    Leasehold improvements.........................................         511,685          489,138
                                                                     --------------   --------------
                                                                          2,761,233        2,373,540
    Less accumulated depreciation and amortization.................       1,734,562        1,300,051
                                                                     --------------   --------------
                                                                          1,026,671        1,073,489

Other assets.......................................................          10,783           10,783
                                                                     --------------   --------------
Total assets.......................................................  $   19,015,668   $   18,314,887
                                                                     ==============   ==============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses (Note 3).................  $    1,571,870   $    1,514,905
    Accrued clinical expenses                                             1,522,675        1,783,297
    Accrued clinical expenses - related party (Note 10)                          --          316,529
    Current portion of long-term debt (Note 4).....................           3,460            3,460
                                                                     --------------   --------------
Total current liabilities..........................................       3,098,005        3,618,191
Long-term debt, less current portion (Note 4)......................           9,716           12,878
Commitments and Contingencies......................................               --              --
Stockholders' equity (Note 5): Preferred stock, $0.01 par
    value:
      Authorized shares -- 10,591,874 Series A convertible
      preferred stock:
        Authorized shares --  1,300,000
        Issued and outstanding shares -- 1,210,256 (none in 1996)
        (liquidation value of $11,800,000 in 1997).................          12,103               --
    Common stock, $0.001 par value:
      Authorized shares -- 50,000,000
      Issued shares-- 10,539,783 (10,404,248)  in 1996)............          10,540           10,404
    Additional paid-in capital.....................................      61,433,218       50,140,186
    Deferred compensation..........................................        (377,928)      (1,285,483)
    Deficit accumulated during the development stage...............     (45,169,962)     (34,181,265)
                                                                     --------------   --------------
                                                                         15,907,971       14,683,842
    Less: 4,800 shares of Common Stock in treasury, at cost........             (24)             (24)
                                                                     ---------------  --------------
Total stockholders' equity.........................................      15,907,947       14,683,818
                                                                     --------------   --------------
Total liabilities and stockholders' equity.........................  $   19,015,668   $   18,314,887
                                                                     ==============   ==============

                             See accompanying notes.

                                  DIATIDE, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS

                                                                                                      Period from
                                                                                                     Feb. 6, 1990
                                                           Year Ended                                  (Date of
                                                           December 31,                              Inception) to
                                                           ------------                               December 31,
                                               1997              1996              1995                   1997
                                               ----              ----              ----              -------------
        Revenues:
            License fees...............   $  2,000,000   $      500,000      $    500,000         $    3,300,000
            Research grants............        140,000          106,073           240,673                695,498
            Sponsored research.........      2,000,000        2,000,000           778,388              4,778,388
                                          ------------     ------------      ------------         --------------
        Total revenues.................      4,140,000        2,606,073         1,519,061              8,773,886
                                          ------------     ------------      ------------         --------------
         Cost and expenses:
            Research and
              development..............     12,492,569       12,627,662         6,555,628             43,879,881
            General and
              administrative...........      3,441,670        2,515,113         1,636,486             12,065,357
                                          ------------     ------------      ------------         --------------
        Total costs and expenses.......    (15,934,239)     (15,142,775)       (8,192,114)           (55,945,238)
                                          ------------     ------------      ------------         --------------
        Loss from operations...........    (11,794,239)     (12,536,702)       (6,673,053)           (47,171,352)
        Other income (expense):
            Interest income............        807,161          721,365           305,629              2,243,661
            Interest expense...........         (1,619)         (18,549)          (45,768)              (242,271)
                                          ------------     ------------      ------------         --------------
        Total other income
          (expense)....................        805,542          702,816           259,861              2,001,390
                                          ------------     ------------      ------------         --------------
        Net loss.......................   $(10,988,697)    $(11,833,886)     $ (6,413,192)        $  (45,169,962)
                                          ============     ============      ============         ==============

         Net loss per common share
        (Pro forma net loss per
        common share in 1996 and 1995)
        (Note 2).......................        $ (1.05)         $ (1.28)          $ (0.92)
                                               ========         =======           =======

        Shares used in computing  net
          loss per common share or pro
          forma net loss per common
          share
        (Note 2).......................     10,487,457        9,251,615         6,958,262


                             See accompanying notes.

                                  DIATIDE, INC.
                      (A Company in the Development Stage)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
    For the period February 6, 1990 (date of inception) to December 31, 1997

                                                                        Convertible Preferred Stock
                                                                        ---------------------------
                                                       Series A                 Series B               Series C
                                                  ------------------        ---------------         ---------------
                                                  Shares      Amount        Shares   Amount         Shares   Amount
                                                  ------      ------        ------   ------         ------   ------
 Sale of preferred stock for cash, April and
  September 1990 (net of issuance costs of
  $7,000) ...................................   2,000,000   $  20,000          --   $      --           --   $      --
 Sale of common stock for cash, September
   and December 1990 ........................
 Net loss ...................................
                                                -----------------------------------------------------------------------
 Balance at December 31, 1990 ...............   2,000,000      20,000          --          --           --          --
 Sale of common stock for cash, May, July,
  August, September and November 1991 .......
 Sale of preferred stock for cash, December
  1991 (net of issuance costs of $31,300) ...                           1,861,514      18,615
 Conversion of convertible notes and accrued
  interest to preferred stock, December 1991                              688,505       6,885
 Net loss ...................................
                                                -----------------------------------------------------------------------
 Balance at December 31, 1991 ...............   2,000,000      20,000   2,550,019      25,500           --          --
 Sale of preferred stock for cash, January
  1992 ......................................                              52,200         522
 Issuance of common stock through exercise
   of stock options .........................
 Net loss ...................................
                                                -----------------------------------------------------------------------
 Balance at December 31, 1992 ...............   2,000,000      20,000   2,602,219      26,022           --          --
  Sale of preferred stock for cash, November
   1993 (net of issuance costs of $234,268)..                                                    3,669,944      36,699
 Conversion of convertible notes and accrued
  interest to preferred stock, November
  1993 ......................................                                                      772,199       7,722
 Issuance of common stock through exercise
   of stock options .........................
 Repurchase of common stock, at cost ........
 Net loss ...................................
                                                -----------------------------------------------------------------------
 Balance at December 31, 1993 ...............   2,000,000      20,000   2,602,219      26,022    4,442,143      44,421
 Sale of preferred stock for cash, January
  1994 ......................................                                                      147,512       1,476
 Issuance of common stock through exercise
   of stock options .........................
 Net loss ...................................
                                                -----------------------------------------------------------------------
 Balance at December 31, 1994 ...............   2,000,000      20,000   2,602,219      26,022    4,589,655      45,897
  Sale of preferred stock for cash, May 1995
   (net of issuance costs of $17,449) .......
  Sale of preferred stock for cash, August
    1995
    (net of issuance costs of $268,740) .....
 Issuance of common stock through exercise
   of stock options .........................
 Deferred compensation associated with stock
  option grants .............................
 Amortization of deferred compensation ......
 Net loss ...................................
                                                -----------------------------------------------------------------------
 Balance at December 31, 1995 ...............   2,000,000      20,000   2,602,219      26,022    4,589,655      45,897
 Conversion of preferred stock to common
   stock ....................................  (2,000,000)    (20,000) (2,602,219)    (26,022)  (4,589,655)    (45,897)
 Issuance of common stock, net of issuance
   costs of $2,329,097 ......................
 Issuance of common stock through exercise
   of stock options .........................
 Issuance of common stock upon exercise of
   warrants .................................
 Compensation associated with stock option
   grants ...................................
 Amortization of deferred compensation ......
 Net loss ...................................
                                                -----------------------------------------------------------------------
 Balance at December 31, 1996 ...............          --          --          --          --           --          --
 Issuance of convertible preferred stock
 and warrants, net of issuance costs of
 $246,219 ...................................   1,210,256      12,103

Issuance of common stock under stock plans ..
 Compensation associated with stock option
   grants ...................................
Reversal of deferred compensation associated
   with cancellation of stock option
   grants ...................................
 Amortization of deferred compensation ......
 Net loss ...................................
                                                -----------------------------------------------------------------------
 Balance at December 31, 1997 ...............   1,210,256   $  12,103          --          --          --          --
                                                =======================================================================

                                                       Convertible Preferred Stock
                                                       ---------------------------
                                                      Series D                Series E                    Common Stock
                                                 -------------------      ---------------------       ---------------------
                                                 Shares       Amount      Shares         Amount       Shares         Amount
                                                 ------       ------      ------         ------       ------         ------
Sale of preferred stock for cash, April and
 September 1990 (net of issuance costs of
 $7,000).....................................        --    $   --             --    $     --             --      $       --
Sale of common stock for cash, September
  and December 1990..........................                                                       224,142             224
Net loss.....................................
                                                -------------------------------------------------------------------------------
Balance at December 31, 1990.................        --        --             --                    224,142             224
Sale of common stock for cash, May, July,
 August, September and November 1991.........                                                       190,393             190
Sale of preferred stock for cash, December
 1991 (net of issuance costs of $31,300).....
Conversion of convertible notes and accrued
 interest to preferred stock, December 1991
Net loss.....................................
                                                -------------------------------------------------------------------------------
Balance at December 31, 1991.................        --        --             --          --        414,535             414
Sale of preferred stock for cash, January
  1992 ......................................
Issuance of common stock through exercise
  of stock options...........................                                                         2,400               3
Net loss.....................................
                                                -------------------------------------------------------------------------------
Balance at December 31, 1992.................        --        --             --          --        416,935             417
Sale of preferred stock for cash, November
 1993 (net of issuance costs of $234,268)....
Conversion of convertible notes and accrued
 interest to preferred stock, November
 1993........................................
Issuance of common stock through exercise
  of stock options...........................                                                            30
Repurchase of common stock, at cost..........
Net loss.....................................
                                                -------------------------------------------------------------------------------
Balance at December 31, 1993.................        --        --             --          --        416,965             417
Sale of preferred stock for cash, January
 1994........................................
Issuance of common stock through exercise
  of stock options...........................                                                        48,300              48
Net loss.....................................
                                                -------------------------------------------------------------------------------
Balance at December 31, 1994.................        --        --             --          --        465,265             465
Sale of preferred stock for cash, May 1995
  (net of issuance costs of $17,449).........   860,054     8,601
Sale of preferred stock for cash, August
  1995 (net of issuance costs of $268,740)...                          2,500,000      25,000
Issuance of common stock through exercise
  of stock options...........................                                                        13,650              14
Deferred compensation associated with stock
 option grants...............................
Amortization of deferred compensation........
Net loss.....................................
                                                -------------------------------------------------------------------------------
Balance at December 31, 1995.................   860,054     8,601      2,500,000      25,000        478,915             479
Conversion of preferred stock to common        (860,054)   (8,601)    (2,500,000)    (25,000)     7,531,140           7,531
  stock .....................................
Issuance of common stock, net of issuance
  costs of $2,329,097 .......................                                                     2,200,000           2,200
Issuance of common stock through exercise
  of stock options ..........................                                                        74,195              74
Issuance of common stock upon exercise of
  warrants ..................................                                                       119,998             120
Compensation associated with stock option
  grants ....................................
Amortization of deferred compensation........
Net loss.....................................
                                                -------------------------------------------------------------------------------
Balance at December 31, 1996.................        --        --             --          --     10,404,248          10,404
Issuance of convertible preferred stock
  and warrants, net of issuance costs of
  $246,219 ..................................
Issuance of common stock under stock plans ..                                                       135,535             136
Compensation associated with stock option
  grants ....................................
Reversal of deferred compensation
  associated with cancellation of stock
  option grants .............................
Amortization of deferred compensation .......
Net loss ....................................
                                                -------------------------------------------------------------------------------
Balance at December 31, 1997 ................        --        --             --          --     10,539,783      $   10,540
                                                ===============================================================================



                                                                                  Deficit
                                               Additional                       Accumulated                          Total
                                                 Paid-In           Deferred      During the          Treasury     Stockholders'
                                                 Capital         Compensation  Development Stage       Stock         Equity
                                               ----------        ------------  -----------------      -------     -------------
Sale of preferred stock for cash, April and
 September 1990 (net of issuance costs of
 $7,000).....................................  $ 1,973,000       $         --    $         --          $   --     $  1,993,000
Sale of common stock for cash, September
 and December 1990 ...........................       1,502                                                               1,726
Net loss......................................                                     (1,035,107)                      (1,035,107)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1990..................   1,974,502                 --      (1,035,107)             --          959,619
Sale of common stock for cash, May, July,
 August, September and November 1991..........       1,260                                                               1,450
Sale of preferred stock for cash, December
 1991 (net of issuance costs of $31,300)......   3,675,718                                                           3,694,333
Conversion of convertible notes and accrued
 interest to preferred stock, December 1991      1,367,520                                                           1,374,405
Net loss......................................                                     (1,812,256)                      (1,812,256)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1991..................   7,019,000                 --      (2,847,363)             --        4,217,551
Sale of preferred stock for cash, January
 1992 ........................................     103,878                                                             104,400
Issuance of common stock through exercise
 of stock options.............................         797                                                                 800
Net loss......................................                                     (3,348,827)                      (3,348,827)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1992..................   7,123,675                 --      (6,196,190)                         973,924
Sale of preferred stock for cash, November
 1993 (net of issuance costs of $234,268).....   8,903,893                                                           8,940,592
Conversion of convertible notes and accrued
 interest to preferred stock, November
 1993.........................................   1,922,775                                                           1,930,497
Issuance of common stock through exercise
 of stock options.............................          10                                                                  10
Repurchase of common stock, at cost...........                                                            (24)             (24)
Net loss......................................                                     (3,979,105)                      (3,979,105)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1993..................  17,950,353                 --     (10,175,295)            (24)       7,865,894
Sale of preferred stock for cash, January
 1994.........................................     367,305                                                             368,781
Issuance of common stock through exercise
 of stock options.............................      16,052                                                              16,100
Net loss......................................                                     (5,758,892)                      (5,758,892)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1994..................  18,333,710                 --     (15,934,187)            (24)       2,491,883
Sale of preferred stock for cash, May 1995
 (net of issuance costs of $17,449)...........   3,414,166                                                           3,422,767
Sale of preferred stock for cash, August
1995 (net of issuance costs of $268,740)......   9,706,260                                                           9,731,260
Issuance of common stock through exercise
 of stock options.............................       4,544                                                               4,558
Deferred compensation associated with stock
 option grants................................   1,663,000       $ (1,663,000)                                              --
Amortization of deferred compensation.........                         44,000                                           44,000
Net loss......................................                                     (6,413,192)                      (6,413,192)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1995..................  33,121,680         (1,619,000)    (22,347,379)            (24)       9,281,276
Conversion of preferred stock to common
  stock ......................................     117,989                                                                  --
Issuance of common stock, net of issuance
  costs of $2,329,097 ........................  16,370,101                                                          16,372,301
Issuance of common stock through exercise
  of stock options ...........................      54,983                                                              55,057
Issuance of common stock upon exercise of
  warrants ...................................     399,473                                                             399,593
Compensation associated with stock option
  grants .....................................      75,960                                                              75,960
Amortization of deferred compensation.........                        333,517                                          333,517
Net loss......................................                                    (11,833,886)                     (11,833,886)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1996..................  50,140,186         (1,285,483)    (34,181,265)            (24)      14,683,818
Issuance of convertible preferred stock
 and warrants, net of issuance costs of
 $246,219 ....................................  11,541,678                                                          11,553,781
Issuance of common stock under stock plans ...     155,460                                                             155,596
Compensation associated with stock option
 grants ......................................     182,925                                                             182,925
Reversal of deferred compensation
 associated with cancellation of stock
 option grants ...............................    (587,031)           587,031                                               --
Amortization of deferred compensation ........                        320,524                                          320,524
Net loss .....................................                                    (10,988,697)                     (10,988,697)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1997 ................. $61,433,218       $   (377,928)   $(45,169,962)         $  (24)    $ 15,907,947
                                               ================================================================================



See accompanying notes.

                                  DIATIDE, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                     Period from
                                                                                                                     Feb. 6, 1990
                                                                                 Year Ended                            (Date of
                                                                                 December 31,                       Inception) to
                                                                                 ------------                        December 31,
                                                                        1997         1996             1995                1997
                                                                  --------------  -------------   -------------     --------------
      Operating Activities
      Net loss                                                    $ (10,988,697)  $(11,833,886)    $(6,413,192)     $(45,169,962)

      Adjustments to reconcile net loss to cash
       used in operating activities:
          Depreciation and amortization                                 434,511        417,353         374,677         1,773,417
          Cancellation of accrued interest                                   --             --              --           111,438
          Amortization of deferred compensation                         320,524        333,517          44,000           698,041
          Compensation associated with stock option grants              182,925         75,960              --           258,885
          Changes in operating assets and liabilities:
            Other current assets                                         (1,836)       (12,602)       (323,332)         (445,612)
            Other assets                                                     --          5,809          (6,963)          (49,638)
            Accounts payable and accrued expenses                        56,965      1,110,455        (239,099)        1,571,870
            Accrued clinical expenses                                  (260,622)     1,377,038         406,259         1,522,675
            Accrued clinical expenses - related party                  (316,529)       226,529          90,000                --
            Deferred revenue                                                 --       (166,666)        166,666                --
                                                                  --------------  -------------    -----------      ------------
      Cash used in operating activities                             (10,572,759)    (8,466,493)     (5,900,984)      (39,728,886)

      Investing activities
      Additions to property and equipment                              (387,693)      (608,352)       (369,135)       (2,741,875)
      Purchases of marketable securities                            (17,991,856)   (12,134,381)     (4,493,345)      (34,619,582)
      Sales of marketable securities                                 15,099,859      5,345,094         500,000        20,944,953
                                                                  --------------  -------------     -----------      ------------
      Cash used in investing activities                              (3,279,690)    (7,397,639)     (4,362,480)      (16,416,504)

      Financing activities
      Sale of preferred stock                                        11,553,781             --      13,154,027        39,808,914
      Issuance of convertible notes                                          --             --              --         3,508,464
      Repayment of convertible notes                                         --             --              --          (315,000)
      Issuance of long-term debt                                                            --              --           900,518
      Repayment of long-term obligations                                 (3,162)      (306,592)       (256,901)         (906,700)
      Sale of common stock, net of issuance costs                       155,596     16,826,951           4,558        17,007,191
      Capitalized financing costs                                            --        263,783        (263,783)               --
      Repurchase of common stock                                             --             --              --               (24)
                                                                  --------------  -------------     -----------      ------------
      Cash provided by financing activities                          11,706,215     16,784,142      12,637,901        60,003,363
                                                                  --------------  -------------     -----------      ------------

      Net (decrease) increase in cash and cash equivalents           (2,146,234)       920,010       2,374,437         3,857,973

           Cash and cash equivalents at beginning of period           6,004,207      5,084,197       2,709,760                --
                                                                  --------------  -------------     -----------      ------------

           Cash and cash equivalents at end of period             $   3,857,973   $  6,004,207     $ 5,084,197      $  3,857,973
                                                                  =============   =============     ===========      ============

      Non-cash transactions:
          Acquisition of equipment through capital lease
            obligation                                                       --   $     19,358     $        --      $     19,358
          Conversion of convertible notes and
            accrued interest to preferred
            stock                                                            --   $         --     $        --      $  3,304,902
          Deferred compensation associated with
            stock options issued (cancelled) at less than
            fair value                                             $   (587,031)  $         --     $ 1,663,000      $  1,075,969

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

2.  Significant Accounting Policies


Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents at December 31, 1997 and 1996 are invested in money market investment accounts, short-term government-backed securities, or commercial paper. These cash and cash equivalents are maintained with high credit quality financial institutions.

Marketable Securities

     The Company's marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, if any, reported in a separate component of stockholders' equity. The following is a summary of available-for-sale securities as of December 31:

                                                     1997               1996
                                                     ----               ----
Cash Equivalents:
           Cash management investment fund        $ 1,746,624        $ 3,249,311
           Commercial paper                         1,995,425          2,490,515
                                                  -----------        -----------
                                                  $ 3,742,049        $ 5,739,826
                                                  ===========        ===========
Marketable Securities:
           Corporate bonds                        $13,174,629        $ 9,798,982
           Certificate of deposit                     500,000                 --
           Commercial paper                                --            983,650
                                                  -----------        -----------
                                                  $13,674,629        $10,782,632
                                                  ===========        ===========


     The fair value of these investments approximates their cost, and therefore, there are no unrealized gains or losses as of December 31, 1997 and 1996. As of December 31, 1997, the contract maturities of all marketable securities are one year or less.

Property and Equipment

     Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are stated at cost and are being amortized over the lesser of the term of the lease or estimated useful life of the asset. Equipment under capital lease has a cost of $19,358 and accumulated amortization of $ 6,049 as of December 31, 1997. Amortization of equipment under the capital lease is included in depreciation expense in the accompanying financial statements.

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

Fair Value of Financial Instruments

     The carrying amounts reported in the Company's balance sheets for other current assets and long-term debt approximate their fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Stock Compensation

     The Company follows the intrinsic value method of accounting for stock option grants to employees and directors under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company follows the fair value method of accounting for stock option grants to individuals other than employees and directors under FAS statement No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123).

Net Loss and Pro Forma Net Loss Per Share

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (FAS No. 128), which the Company adopted for the year ended December 31, 1997. Under FAS No. 128, common stock equivalents, such as outstanding stock options and convertible preferred stocks are excluded in calculating diluted earnings per share since the effect would be anti-dilutive. Accordingly, basic earnings per share and diluted earnings per share are the same for the Company. The adoption of FAS No. 128 had no material impact on the net loss or pro forma net loss per share for the years ended December 31, 1997, 1996 and 1995.

     Pro forma net loss per share for the years ended December 31, 1996 and 1995 is computed using the weighted average number of outstanding shares of Common Stock and Common Stock equivalents, assuming the conversion of Series A, B, C, D and E Convertible Preferred Stock into common shares (as of their original date of issuance), which occurred upon completion of the initial public offering.

     In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 (SAB No. 98), "Earnings Per Share". SAB no. 98 eliminated the requirement that common shares issued by the Company and common equivalent shares relating to stock options (using the treasury stock method and the mid-point of the initial public offering range) issued during the twelve months prior to the initial public offering be included in the computation of net loss per share whether or not they are anti-dilutive. Under the provisions of SAB No. 98, the Company has restated the pro forma net loss per share for the years ended December 31, 1996 and 1995. Historical earnings per share have not been presented for the years ended December 31, 1996 and 1995 since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the offering in June 1996.


Recent Accounting Pronouncements

    In June 1997, the FAS issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.


3. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following at December 31:

                                                   1997          1996
                                               -----------    -----------
Accounts payable.............................  $   410,296    $   782,297
Accrued research and development expenses....      120,868        162,825
Accrued professional fees....................      350,097        157,400
Accrued other................................      690,609        412,383
                                               -----------    -----------
                                               $ 1,571,870    $ 1,514,905
                                               ===========    ===========

4.  Long-Term Debt

     Long-term debt consists of the following at December 31:

                                                            1997        1996
                                                         ----------  -----------
Capital lease payable in monthly installments of $397,
beginning March 1996 through March 2001................      13,176       16,338
Less current portion...................................       3,460        3,460
                                                         ----------  -----------
                                                         $    9,716  $    12,878
                                                         ==========  ===========


Aggregate maturities on capital lease obligations are $4,762 in 1998, 1999, and 2000 and $873 in 2001. These minimum payments total $15,159, of which $1,983 represents interest and the remaining $13,176 reflects the present value of the minimum payments. Cash paid for interest was approximately $1,327 in 1997, $19,000 in 1996 and $43,000 in 1995.

5.  Stockholders' Equity

Convertible Preferred Stock

    On September 23, 1997, the Company completed the sale of 1,210,256 shares of the Company's Series A convertible preferred stock (the "Preferred Stock") to three of the Company's existing investors in a private transaction for $11.6 million, net of issuance costs. The Preferred Stock is convertible into the Company's Common Stock on a one-for-one basis, subject to adjustment for certain events. Each share of Preferred Stock is entitled to the same number of votes as each share of common stock into which it is convertible and will vote together with the common stock. Dividends on the Common Stock, if and when declared by the Board of Directors, are payable to the holders of the Preferred Stock based on the number of shares of Common Stock into which the Preferred Stock is convertible before any distribution to the holders of the Common Stock. The Preferred Stock holders are entitled to priority liquidation rights of an amount equal to $9.75 per share, as adjusted for certain events, plus any declared but unpaid dividends.

    The Company also issued Common Stock Purchase Warrants (the "Warrants") to the investors to purchase in the aggregate 181,538 shares of Common Stock at an exercise price of $11.70 per share. The Warrants will expire on September 23, 1999. The Company has allocated $21,785 of the net proceeds to the Warrants to reflect the fair value of such warrants relative to the fair value of the Preferred Stock. This amount is included in additional paid-in capital in the accompanying financial statements.

    Under the terms of a Registration Rights Agreement, dated as of September 23, 1997, the investors holding in the aggregate at least 51% of the Stockholder Registrable Shares (as defined) have the right to require the Company to register the Common Stock issuable upon the conversion of the Preferred Stock or the exercise of the Warrants at any time after October 1, 1998. The Preferred Stock is redeemable solely at the Company's option after September 23, 2000 and, accordingly, is classified as equity in the accompanying condensed financial statements.

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

Stock Option Plans

        1992 Stock Option Plan

            In April 1992, the Board of Directors established the 1992 Stock Option Plan (the "Plan"). The Plan provides for the issuance or award of incentive and nonqualified stock options at prices to be determined by the Board of Directors. In January 1996, the Board of Directors authorized an increase in the number of shares of common stock available for issuance under the Plan from 720,000 to 2,000,000. All employees and, in the case of awards other than incentive stock options, directors and consultants to the Company are eligible for awards under the Plan. The term of all stock options granted may not exceed ten years. Options granted under the Plan generally vest in annual increments over five years. Certain options granted in 1997 vest in increments as the Company achieves certain corporate milestones or vest in their entirety after five years, whichever is earlier.

            During 1995, the Company issued stock options to purchase shares of common stock at exercise prices below the deemed fair value of the common stock at the date of grant. The Company recorded an increase to additional paid-in-capital and a corresponding charge to deferred compensation in the amount of $1,663,000 to recognize the aggregate difference between the deemed fair value and the option exercise price. During 1997, certain of the options were cancelled and $587,031 of the deferred compensation was reversed against additional paid-in capital. The deferred compensation continues to be amortized over the option vesting period of five years. Amortization expense of $320,524, $333,517, and $44,000 was recorded in 1997, 1996 and 1995.

        1996 Director Stock Option Plan

            In January 1996, the Company's Board of Directors adopted the 1996 Director Stock Option Plan (the "Director Plan"), which became effective upon the closing of the initial public offering of the Company's common stock in June 1996. Under the Director Plan, options to purchase 5,000 shares of common stock were granted to each existing non-employee director at the closing of the initial public offering in June 1996. Thereafter, options to purchase 5,000 shares of common stock will be granted to each new director upon his or her initial election to the Board of Directors. Annual options to purchase 2,500 shares of common stock are granted to each non-employee director on May 1 of each year commencing in 1997. The exercise price of options granted under the Director Plan is the fair market value of the shares on the date of grant. All options vest on the first anniversary of the date of grant, although the exercisability of these options will be accelerated upon the occurrence of a change of control of the Company, as defined. A total of 250,000 shares of common stock are available for grant under the Director Plan. Options to purchase 22,500 and 35,000 shares of common stock were granted in 1997 and 1996, respectively, under this plan, 35,000 of which were exercisable at December 31, 1997.


        1996 Employee Stock Purchase Plan

            In January 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). All individuals employed a minimum of 20 hours per week and five months in any calendar year are eligible to participate in the Purchase Plan. Participants in the plan are entitled to purchase common stock during specified semi-annual periods through the accumulation of payroll, at the lower of 85% of the fair market value of the stock at the beginning or end of the offering period. At December 31, 1997, 18,766 shares had been issued under the plan and 481,234 shares were available for future issuance.

The Company follows FAS No. 123 in accounting for stock options granted to individuals other than employees and directors. During 1997, the Company granted options to purchase 100,000 shares under its stock plans to consultants. The fair value of these options granted was approximately $434,000. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.09%; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of .72; and a weighted-average expected life of the options of 4.3 years. The fair value is being amortized over the option vesting period of five years.
Amortization expenses of $182,925 was recorded in 1997.

The Company has elected to follow APB 25 in accounting for its stock options granted to employees and directors because, as discussed below, the alternative fair value accounting provided for under FAS No. 123, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options generally equals the market price of the underlying stock on the date of grant, no compensation is recognized.

Pro forma information regarding net loss and net loss per share is required by FAS No. 123, and has been determined as if the Company had accounted for all stock option grants under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.15%, 6.06% and 6.13%; dividend yields of 0.0% for all periods; volatility factors of the expected market price of the Company's common stock of .69, .75 and .74; and a weighted-average expected life of the options of 5.8, 3.5 and 4.3 years.

The company has also elected to follow APB 25 in accounting for its Purchase Plan, because, as discussed below, the alternative fair value accounting provided for under FAS No. 123 requires the sue of valuation models that were not developed for use in valuing employee stock purchase plans. Because the Purchase Plan's provisions meet the criteria required by APB 25, no compensation is recognized.

To meet the pro forma information requirements of FAS No. 123, the fair value of the purchases under the purchase plan was estimated at the beginning of each offering period using a Black-Scholes pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 6.01%; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of .69; and expected term of the offering period of 0.5 years. The weighted-average fair value of shares purchased in 1997 was $2.06 per share.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and purchase plan offerings have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock plans. Also, the valuation model has only been applied to options granted since January 1, 1995 , as permitted under the provisions of FAS No. 123; therefore, the pro forma net loss and net loss per share reported below do not reflect the impact of all options granted and are not indicative of the effect of recording amortization expense under FAS No. 123 in future periods. The pro forma effect of FAS No. 123 will not be fully reflected until 1999.

For purposes of pro forma disclosures, the estimated fair value of the options and stock purchases is amortized to expense over the options' vesting period and stock purchase offering period, respectively. The Company's pro forma net loss for 1997, 1996, and 1995 is $11,546,513, $12,125,241 and $6,436,501,
respectively; pro forma net loss per share for 1997, 1996 and 1995 is $1.10, $1.31 and $0.93, respectively.

         A summary of activity under the Company's stock option plans for the years ended December 31 follows:

                                                1997                        1996                         1995
                                                ----                        ----                         ----
                                                      Weighted-                  Weighted-                       Weighted-
                                                       Average                   Average                          Average
                                                      Exercise                  Exercise                         Exercise
                                      Options           Price        Options      Price           Options          Price
                                      -------           -----        -------      -----           -------          -----
Outstanding - beginning of year
                                        699,577       $  2.21        627,247      $   0.64         475,057       $   0.37
Granted- exercise price equals
   market price                         556,984          6.41        161,090          7.44         142,050           0.99
Granted- exercise price is less
   than market price                         --                           --                        60,000           1.67
Exercised                              (116,769)        (0.60)       (57,860)        (0.42)        (13,650)         (0.33)
Forfeited                               (48,028)        (2.03)       (30,900)        (0.95)        (36,210)         (0.37)
                                      ---------                      -------                       -------

Outstanding - end of year             1,091,764       $  4.53        699,577      $   2.21         627,247       $   0.64
                                      =========       =======        =======      ========         =======       ========

Exercisable at end of year              385,341       $  2.60        315,235      $   0.83         262,243       $   0.35


                                               1997         1996            1995
                                               ----         ----            ----
Weighted-average fair value of
   options granted
   during the year
   for options which:
   Exercise price equals market
      price                                $   4.13     $  4.02        $  0.60
   Exercise price is less than
      market price                         $     --     $    --        $  8.21


    The following table summarizes exercise prices and remaining contractual lives of options outstanding and exercisable at December 31, 1997:

                                                Options Outstanding                                 Options Exercisable
                                                -------------------                                 -------------------
                                                                     Weighted-Average           Number of
                          Number of Options    Weighted-Average    Remaining Contractual         Options       Weighted-Average
Range of Exercise Prices     Outstanding        Exercise Price              Life               Exercisable      Exercise Price
------------------------     -----------        --------------              ----               -----------      --------------
$0.33 - $0.42                   260,977          $   0.37                 5.2 years             220,771          $   0.36
$0.67 - $1.67                   119,850          $   1.08                 7.5 years              39,720          $   1.32
$4.88 - $6.25                   294,317          $   5.40                 9.5 years              26,180          $   5.06
$6.38 - $6.88                   121,220          $   6.78                 9.1 years              24,172          $   6.78
$7.06 - $14.13                  295,400          $   7.82                 9.0 years              74,498          $   7.69
                              ---------                                                         -------
                              1,091,764                                                         385,341


Reserved Shares

     At December 31, 1997, there were 3,884,019 shares of common stock reserved for issuance under the Company's stock plans and warrant agreement and upon conversion of Series A Convertible Preferred Stock.

6.  Income Taxes

     At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $41.4 million and general business credit carryforwards of approximately $2.1 million which expire through 2012. The future utilization of net operating loss and general business credit carryforwards may be subject to limitation under the change in stock ownership rules of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of $16,593,000 ($12,100,000 in 1996) has been recognized to offset the deferred tax assets related to these carryforwards since uncertainty exists with respect to future realization of such carryforwards.

     The significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                      1997            1996
                                                      ----            ----
   Deferred tax assets:
     Net operating loss carry forwards.........  $  14,020,000   $  11,058,000
     General business tax credits..............      2,073,000         824,000
     Depreciation..............................         50,000           5,000
     Accrued expenses..........................        401,000         213,000
                                                 -------------   -------------
        Total deferred tax assets..............     16,593,000      12,100,000
   Valuation allowance for deferred tax assets.    (16,593,000)    (12,100,000)
                                                 --------------  -------------
        Net deferred tax assets................  $           0              --



7.  Leases

     The Company leases its facility under an operating lease which calls for base monthly rental payments plus a pro-rata share of common area maintenance costs. In March 1996, the Company amended this agreement to add additional space and extend the expiration of the lease to December 1998 with the option to renew for an additional year. Rent expense was approximately $96,000 in 1997, $80,000 in 1996 and $56,000 in 1995. Future minimum lease payments will be approximately $92,000 in 1998.


8.  Employee Benefit Plan

     During 1992, the Company established a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company and provides for discretionary Company contributions. The amount expensed under the plan was $20,000 in 1997, $23,900 in 1996 and $37,200 in 1995.

9.  Nycomed Agreements

     In August 1995, the Company and Nycomed Imaging AS (Nycomed), a shareholder of the Company, entered into a series of agreements for multiple product development and joint marketing involving certain of the Company's peptide-based imaging agents for nuclear medicine and giving Nycomed the option for five years to an exclusive license for such products for Europe, South Africa and certain countries in the Middle East, as well as an exclusive co-promotion agreement for products in the United States. Under the terms of the agreements, Nycomed will pay the Company over the five year term for research and development support. Under certain circumstances, Nycomed may terminate the agreement, although not prior to August 1998. In addition, Nycomed will pay option fees, milestone fees for certain achievements and royalties on product sales. During 1997, 1996 and 1995, the Company received $4,000,000, $2,500,000, and $1,278,000, respectively, under these agreements.

10. Related Parties

      The Company is a party to a number of clinical trial agreements with the Arizona Institute of Nuclear Medicine, an organization for which a director and a scientific advisor of the Company serves as Executive Director. Each of these agreements provides for the Arizona Institute to act as a site for clinical trials of the Company's products and provides that the director will serve as principal investigator in connection with the conduct of the clinical trials at the site. During 1997 and 1996, the Company paid to the Arizona Institute a total of $261,462 and $134,400, respectively, under those agreements. Under the terms of a scientific advisory consulting agreement, the Company paid Healthcare Technology Group, an entity of which the director is the principal, a total of $48,579 and $48,214, in 1997 and 1996, respectively, and in January 1997 granted Healthcare Technology Group options under the Company's 1992 Stock Option Plan to purchase 30,000 shares of Common Stock at an exercise price of $7.375 per share. Such options will become exercisable in five equal annual installments in arrears commencing in January 1998.

      The Company has several clinical services agreements with Certus International, an affiliate of a former officer of the Company. Under these agreements Certus provides clinical services and data management services relating to clinical trials for several of the Company's products. Additionally, the Company has retained Certus to perform certain other consulting services, including review of clinical trial protocols, in connection with certain of the Company's other clinical trials. On July 31, 1997, the officer terminated his employment with the Company. During 1997, 1996 and 1995, the Company incurred expenses of $566,000, $1,261,000 and $289,000, respectively, for services rendered by Certus.

11. Other Matters

      Diatide has recently become aware of a United States patent assigned to another company that claims the same invention as a pending Diatide application and may apply to an element of its lead Techtide(R), AcuTect(TM). Diatide's pending application is intended to provide protection for this element of AcuTect and is believed by Diatide to deserve an earlier priority date than the other company's patent. Diatide is aggressively seeking to protect its proprietary rights and has requested that the U.S. Patent and Trademark Office declare an interference between the Diatide patent application and the issued patent. Diatide intends to challenge the validity of the patent granted to the other company if the patent is asserted against Diatide, and Diatide will seek to enforce its own patents if any product of any other company infringes Diatide's patent claims.

12. Subsequent Event

      On February 20, 1998, the Company received an "approvable letter" from the U.S. Food and Drug Administration (FDA) for AcuTect, for the imaging of acute, venous thrombosis in the lower extremities. The FDA's letter indicated that the New Drug Application for AcuTect will be approved once the Company clarifies certain details and formally agrees to specific post-approval requirements.

                                 EXHIBIT INDEX

Exhibit
  No.                                   Description
-------    --------------------------------------------------------------------------------------------
**1        -- Securities Purchase Agreement dated as of September 23, 1997 among Chase Venture Capital
                   Associates, L.P., Medsource S.A., Neomed Fund Limited and the Company
*3.1       -- Certificate of Incorporation, as amended, of the Registrant, including form of
                   Certificate of Amendment to be filed prior to consummation of the public offering
*3.2       -- Amended and Restated By-Laws of the Registrant
**3.3      -- Certificate of Designations of the Preferred Stock of Diatide, Inc. to be Designated Series A
                   Convertible Preferred Stock
*4         -- Specimen Certificate for shares of Common Stock, $0.001 par value, of the
                   Registrant
*+10.1     -- License Agreement effective as of May 31, 1994 between the Registrant and
                   Associated Universities, Inc
*+10.2     -- License Agreement dated March 2, 1990 between the Registrant and New England
                   Deaconess Hospital
*+10.3     -- Patent License Agreement dated June 16, 1993 between National Institutes of
                   Health and the Registrant as licensee
*+10.4     -- Distribution and License Agreement effective as of August 11, 1995 between the
                   Registrant and Nycomed Imaging AS
*+10.5     -- Agreement for Co-Promotion of Optioned Product(s) in the United States effective as of August 11, 1995 between the Registrant and Nycomed Inc
*+10.6     -- Option and Development Agreement dated August 11, 1995 between the Registrant and Nycomed Imaging AS, as amended
*+10.7     -- License Agreement dated January 16, 1996 between the Registrant and Centocor,
                   Inc
*+10.8     -- License Agreement dated February 27, 1996 between the Registrant and Merck &
                   Co., Inc
*10.9      -- Lease dated March 14, 1996 between the Registrant and Cottage Street Trust for offices and laboratory space located at 9 Delta Drive, Londonderry,
                   New Hampshire
*10.10     -- Series D Convertible Preferred Stock and Warrant Purchase Agreement dated
                   May 17, 1995 between the Registrant and Certain Stockholders of the Company, as
                   amended
*10.11     -- Registration Rights Agreement dated August 19, 1992 between the Registrant and
                   Silicon Valley Bank
*10.12     -- Registration Rights Agreement dated December 19, 1990 between the Registrant and
                   Richard T. Dean, as amended
*10.13     -- Registration Rights Agreement dated December 23, 1990 between the Registrant and
                   Robert S. Lees
*++10.14   -- 1992 Stock Option Plan, as amended
*++10.15   -- 1996 Employee Stock Purchase Plan
*++10.16   -- 1996 Director Stock Option Plan
*10.17     -- Form of Warrants to purchase Common Stock issued on November 11, 1991
*++10.18   -- Employment Agreement dated March 16, 1990 between the Registrant and Richard T.
                   Dean, as amended
*++10.19   -- Consulting Agreement dated April 2, 1990 between the Registrant and Robert S. Lees
*+10.20    -- Clinical Services Agreement effective as of September 22, 1995 between the
                   Registrant and Certus International, Inc. (formerly known as The Aten Group,
                   Inc.)
*+10.21    -- Data Management Agreement dated as of February 14, 1996 between the Registrant and Certus International, Inc. (formerly known as The Aten Group, Inc.)
*+10.22    -- Clinical Services Agreement effective as of April 11, 1996 between the
                   Registrant and Certus International, Inc. (formerly known as The Aten Group,
                   Inc.)
**10.23    -- Registration Rights Agreement dated as of  September 23, 1997 among Chase Venture
                   Capital Associates, L.P., Medsource S.A., Neomed Fund Limited and the Company
**10.24    -- Form of Common Stock Purchase Warrant dated as of September 23, 1997 and executed by the
 .........          Company
10.25      -- Consulting Agreement dated January 1, 1998 between the Registrant and Healthcare Technology Group
11         -- Computation of net loss and pro forma net loss per common share
23.2       -- Consent of Ernst & Young LLP
23.3       -- Consent of Dr. Volker Vossius
23.4       -- Consent of McDonnell Boehnen Hulbert & Berghoff
27.1       -- Financial Data Schedule for the year ended December 31, 1997
27.2       -- Financial Data Schedule (Restated) for the six months ended
              June 30, 1996
27.3       -- Financial Data Schedule (Restated) for the nine months ended
              September 30, 1996
27.4       -- Financial Data Schedule (Restated) for the year ended
              December 31, 1996

----------

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-3326).

** Incorporated by reference to Exhibits to the Current Report on Form 8-K
   (File No. 000-28434).

+ Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

++ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.