Form 10-Q
period 1998-03-31
DIATIDE INC
filed 1998-05-15
CIK 1011888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


                         Commission file number 0-28434
                   ------------------------------------------


                                  DIATIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     04-3078258
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)


            Nine Delta Drive, Londonderry, NH                           03053
--------------------------------------------------------------------------------
         (Address of principal executive offices)                     (Zip Code)


                                  603-437-8970
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X    No
                        ---      ---

The number of shares outstanding of each of the issuer's classes of common stock as of


                 Class                             Outstanding at May 5, 1998
                 -----                             --------------------------

      Common Stock, $0.001 par value                       10,559,971

                                  DIATIDE, INC.

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION                                                                PAGE NO.

  ITEM 1  FINANCIAL STATEMENTS (Unaudited)

              Condensed Balance Sheets as of March 31, 1998 and December 31, 1997................3

              Condensed Statements  of  Operations  for the three  months ended
              March 31, 1998 and 1997, and for the period from
              February 6, 1990 (date of inception) to March 31, 1998.............................4

              Condensed  Statements  of Cash  Flows for the three  months  ended
              March 31, 1998 and 1997, and for the period from
              February 6, 1990 (date of inception) to March 31, 1998.............................5

              Notes to Condensed Financial Statements............................................6

  ITEM 2  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................................7

PART II  OTHER INFORMATION

  ITEM 6  Exhibits and Reports on Form 8-K.......................................................9

SIGNATURES......................................................................................10

EXHIBIT INDEX...................................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                  DIATIDE, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                           March 31, 1998
ASSETS                                                                       (Unaudited)       December 31, 1997
                                                                        ------------------------------------------
Current assets:
        Cash and cash equivalents                                        $       4,233,487     $       3,857,973
        Marketable securities                                                   10,091,466            13,674,629
        Other current assets                                                       417,105               445,612
                                                                         -------------------   -------------------
Total current assets                                                            14,742,058            17,978,214

Property and equipment, at cost                                                  2,794,053             2,761,233
Less:  accumulated depreciation and amortization                                 1,847,327             1,734,562
                                                                         -------------------   -------------------
                                                                                   946,726             1,026,671

Other assets                                                                        10,783                10,783
                                                                         -------------------   -------------------
Total assets                                                             $      15,699,567     $      19,015,668
                                                                         ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                            $       1,420,721     $       1,571,870
        Accrued clinical expenses                                                1,334,163             1,522,675
        Current portion of capital lease obligation                                  3,460                 3,460
                                                                         -------------------   -------------------
Total current liabilities                                                        2,758,344             3,098,005

Capital lease obligation, less current portion                                       8,775                 9,716

Stockholders' equity:
        Preferred stock, $0.01 par value
           Authorized shares - 10,591,874
           Series A convertible preferred stock:
             Authorized shares - 1,300,000
             Issued and outstanding shares - 1,210,256                              12,103                12,103
        Common stock, $0.001 par value
           Authorized shares - 50,000,000
           Issued shares - 10,560,452 (10,539,783 in 1997)                          10,560                10,540
        Additional paid-in capital                                              61,506,074            61,433,218
        Deferred compensation                                                     (343,764)             (377,928)
        Deficit accumulated during development stage                           (48,252,501)          (45,169,962)
                                                                         -------------------   -------------------
                                                                                12,932,472            15,907,971
        Less: 4,800 shares of common stock in treasury, at cost                        (24)                  (24)
                                                                         -------------------   -------------------
Total stockholders' equity                                                      12,932,448            15,907,947
                                                                         -------------------   -------------------
Total liabilities and stockholders' equity                               $      15,699,567     $      19,015,668
                                                                         ===================   ===================

Note: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.


See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    For the Period
                                                                                   February 6, 1990
                                                                                      (date of
                                            Three Months Ended March 31,            inception) to
                                      ------------------------------------------      March 31,
                                             1998                  1997                  1998
                                      --------------------  --------------------  -----------------
Revenues:
    Sponsored research                $      500,000        $     500,000         $   5,278,388
    License fees                                  --                   --             3,300,000
    Research grants                           33,840               80,000               729,338
                                      -----------------     -----------------     -----------------
Total revenues                               533,840              580,000             9,307,726

Costs and expenses:
    Research and development               2,856,434            2,770,882            46,736,315
    General and administrative               965,697              719,141            13,031,054
                                      -----------------      ----------------     -----------------
Total costs and expenses                   3,822,131            3,490,023            59,767,369

Loss from operations                      (3,288,291)          (2,910,023)          (50,459,643)

Other income (expense):
    Interest income                          206,124              215,215             2,449,785
    Interest expense                            (372)                (505)             (242,643)
                                      -----------------     -----------------     -----------------
Total other income (expense)                 205,752              214,710             2,207,142
                                      -----------------     -----------------     -----------------
Net loss                              $   (3,082,539)       $  (2,695,313)        $ (48,252,501)
                                      =================     =================     ==================
Net loss per share                    $        (0.29)       $       (0.26)
                                      =================     =================

Shares used in computing net loss
    per share                             10,546,610           10,432,475


See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 For the Period
                                                                                                February 6, 1990
                                                                                                    (date of
                                                          Three Months Ended March 31,           inception) to
                                                    -----------------------------------------       March 31,
                                                          1998                   1997                 1998
                                                    -------------------   -------------------   -------------------
Operating activities:
Net loss                                            $      (3,082,539)    $      (2,695,313)    $     (48,252,501)
Adjustments to reconcile net loss to
    cash used in operating activities:
        Depreciation and amortization                         112,765               115,703             1,886,182
        Cancellation of accrued interest                           --                    --               111,438
        Amortization of deferred compensation                  34,164                83,115               732,205
        Compensation associated with stock option
          grants                                               30,300                15,000               289,185
        Changes in operating assets and
          liabilities                                        (311,154)             (641,472)            2,288,141
                                                    -------------------   -------------------   -------------------
           Cash used in operating activities               (3,216,464)           (3,122,967)          (42,945,350)

Investing activities:
Additions to property and equipment                           (32,820)              (52,490)           (2,774,695)
Purchases of marketable securities                           (996,837)           (3,997,069)          (35,586,419)
Sales of marketable securities                              4,550,000             4,500,000            25,494,953
                                                    -------------------   -------------------   -------------------
           Cash provided by (used in) investing
              activities                                    3,550,343               450,441           (12,866,161)

Financing activities:
Sale of preferred stock                                            --                    --            39,808,914
Issuance of convertible notes                                      --                    --             3,508,464
Repayment of convertible notes                                     --                    --              (315,000)
Issuance of long-term debt                                         --                    --               900,518
Repayment of long-term obligations                               (941)                 (288)             (907,641)
Sale of common stock                                           42,576                40,044            17,049,767
Repurchase of common stock                                         --                    --                   (24)
                                                    -------------------   -------------------   -------------------
           Cash provided by financing activities               41,635                39,756            60,044,998
                                                    -------------------   -------------------   -------------------

Net increase (decrease) in cash and cash
   equivalents                                               (375,514)           (2,632,770)            4,233,487

Cash and cash equivalents at beginning of period            3,857,973             6,004,207                    --
                                                    -------------------   -------------------   -------------------
Cash and cash equivalents at end of period          $       4,233,487     $       3,371,437     $       4,233,487
                                                    ===================   ===================   ===================

Noncash transactions:
        Acquisition of equipment through capital
          lease obligation                          $              --     $              --     $          19,358
        Conversion of convertible notes and
          accrued interest to preferred stock       $              --     $              --     $       3,304,902
        Deferred compensation associated with
          stock options issued at less than fair
          value                                     $              --     $              --     $       1,075,969


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

2.  Basis of Presentation

The accompanying unaudited financial statements for the three months ended March 31, 1998 and 1997 and for the period February 6, 1990 (date of inception) to March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.  Recent Accounting Pronouncements

Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income". Comprehensive income and net income (loss) are the same for the Company; accordingly, the adoption of Statement No. 130 had no material impact on the results of operations of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a biopharmaceutical company engaged in the discovery and development of proprietary disease-specific radiopharmaceuticals for the diagnosis and treatment of life threatening conditions such as cancer, infection, and cardiovascular disease. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. The Company has received a letter from the U.S. Food and Drug Administration ("FDA") stating that the Company's New Drug Application ("NDA") for AcuTect is approvable, subject to Diatide clarifying certain details and formally agreeing to conduct certain phase 4 clinical studies. The Company has responded to the FDA's questions and submitted Phase 4 protocols for FDA review. The Company expects to receive final FDA approval and introduce AcuTect to the market in the U.S. by the end of 1998. However, the FDA has not yet granted such marketing approval, and there can be no assurance that such approval in fact will be granted or as to the timing of such approval. Accordingly, there can be no assurance as to the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of its products, including AcuTect. All revenues received by the Company through March 31, 1998 have resulted from research and development support payments and the option exercise payments for AcuTect and P829 and the AcuTect milestone payment from Nycomed under the Company's collaborative agreements with Nycomed, research grants from the National Institutes of Health (the "NIH") and the Department of Defense (collectively, the "Research Grants") and fees received for entering into option agreements with a pharmaceutical company.

The Company has incurred net losses since its inception. No revenues have been generated from product sales and no product sales revenues are anticipated until late in 1998. The Company expects to incur additional significant operating losses over the next 12 to 24 months and expects its cumulative net losses to increase significantly as the Company's research and development and clinical trial efforts continue. The Company expects that its research and development expenses during 1998 will be at approximately the same level as in 1997 as the Company continues more advanced preclinical studies and late-stage clinical trials and makes filings for regulatory approvals. The Company expects that its personnel and patent costs will increase in the future. Patent costs also would increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. Beginning in 1998, the Company will incur manufacturing, marketing, sales, and distribution costs to support the anticipated commercialization of AcuTect. The Company has incurred cumulative net losses since inception through March 31, 1998 of $48,253,000.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K as of December 31, 1997, which are expressly incorporated by reference herein.


Results of Operations

  Three Months Ended March 31, 1998 and 1997

     Revenues. The Company had revenues of $534,000 and $580,000 in the three months ended March 31, 1998 and 1997, respectively. Revenues in the three months ended March 31, 1998 were comprised of $34,000 of contract revenues received under research grants from the NIH, and $500,000 received by the Company under its collaborative agreements with Nycomed. Revenues in the three months ended March 31, 1997 were comprised of $500,000 received by the Company under its collaborative agreements with Nycomed and $80,000 of contract revenues from the NIH. The $46,000 decrease in revenues in 1998 over 1997 reflects decreased NIH research activity in 1998 compared to 1997.

     Research and development. During the three months ended March 31, 1998 and 1997, the Company expended $2,856,000 and $2,771,000, respectively, on research and development activities. The $85,000 increase in the three months ended March 31, 1998 over the same period in 1997 resulted from increased salaries and staffing in research, clinical and regulatory areas and costs and consulting fees associated with the higher level of research and development activities.

     General and administrative. The Company's general and administrative expenses were $966,000 and$719,000 in the three months ended March 31, 1998 and 1997, respectively. The $247,000 increase in 1998 from 1997 resulted from increases in staffing and consulting services to support the Company's anticipated marketing of AcuTect.

     Interest. Interest income was $206,000 in the three months ended March 31, 1998 compared with $215,000 in the three months ended March 31, 1997, reflecting a decrease in the level of cash, cash equivalents and marketable securities during the first quarter of 1998 compared to the same period in 1997.

     Net loss. As a result of the above factors, the Company incurred net losses of $3,083,000 and $2,695,000 in the three months ended March 31, 1998 and 1997, respectively.


Liquidity and Capital Resources

     In September 1997, the Company issued 1,210,256 shares of Series A convertible preferred stock and warrants to purchase 181,538 shares of Common Stock to three institutional investors in a private offering, raising $11.6 million of net proceeds. The Company completed its initial public offering of 2,200,000 shares of Common Stock in June 1996, raising approximately $16.4 million of net proceeds. As of March 31, 1998, the Company had $14,325,000 of cash, cash equivalents and marketable securities and working capital of $11,984,000.

     During the three months ended March 31, 1998, the Company's capital expenditures totaled $32,820, primarily for the acquisition of certain laboratory equipment and furniture and fixtures.

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

     The Company intends to seek additional equity, debt and lease financing to fund future operations, depending upon the terms on which such sources may be available from time to time. In addition, the Company intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs, including the future development and commercialization of Sn-117 DTPA and the Theratide program.

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

     (b) Reports on Form 8-K.       None.

                                  DIATIDE, INC.
                                    FORM 10-Q
                                 March 31, 1998


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       DIATIDE, INC.


DATE: May 14, 1998     BY: /s/ Daniel F. Harrington
                           _____________________________________________________
                           Daniel F. Harrington
                           Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

                                  EXHIBIT INDEX



Exhibit Number                       Description                                  Sequential Number
--------------                       -----------                                  -----------------
      27             Financial Data Schedule (EDGAR)

      99             Pages 27 through 36 of the Company's Annual Report on Form
                     10-K for the year ended December 31, 1997 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).