Form 10-Q/A
period 1998-03-31
DIATIDE INC
filed 1998-07-29
CIK 1011888

AMENDMENT NO. 1

                                       To

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

                                EXPLANATORY NOTE


         On May 15, 1998 at 12:50 p.m. EST the Registrant, Diatide Inc., filed Form 10-Q with the Securities and Exchange Commission via EDGAR (SEC Accession number 0001029869-98-000675). Subsequent to that filing two changes have been made to page 5 (Consensed Statements Of Cash Flows). Those are the only material changes between this filing and the previously filed 10-Q.

                                  DIATIDE, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                 For the Period
                                                                                                February 6, 1990
                                                                                                    (date of
                                                          Three Months Ended March 31,           inception) to
                                                    -----------------------------------------       March 31,
                                                          1998                   1997                 1998
                                                    -------------------   -------------------   -------------------
Operating activities:
Net loss                                            $      (3,082,539)    $      (2,695,313)    $     (48,252,501)
Adjustments to reconcile net loss to
    cash used in operating activities:
        Depreciation and amortization                         112,765               115,703             1,886,182
        Cancellation of accrued interest                           --                    --               111,438
        Amortization of deferred compensation                  34,164                83,115               732,205
        Compensation associated with stock option
          grants                                               30,300                15,000               289,185
        Changes in operating assets and
          liabilities                                        (311,154)             (641,472)            2,288,141
                                                    -------------------   -------------------   -------------------
           Cash used in operating activities               (3,216,464)           (3,122,967)          (42,945,350)

Investing activities:
Additions to property and equipment                           (32,820)              (52,490)           (2,774,695)
Purchases of marketable securities                           (966,837)           (3,997,069)          (35,586,419)
Sales of marketable securities                              4,550,000             4,500,000            25,494,953
                                                    -------------------   -------------------   -------------------
           Cash provided by (used in) investing
              activities                                    3,550,343               450,441           (12,866,161)

Financing activities:
Sale of preferred stock                                            --                    --            39,808,914
Issuance of convertible notes                                      --                    --             3,508,464
Repayment of convertible notes                                     --                    --              (315,000)
Issuance of long-term debt                                         --                    --               900,518
Repayment of long-term obligations                               (941)                 (288)             (907,641)
Sale of common stock                                           42,576                40,044            17,049,767
Repurchase of common stock                                         --                    --                   (24)
                                                    -------------------   -------------------   -------------------
           Cash provided by financing activities               41,635                39,756            60,044,998
                                                    -------------------   -------------------   -------------------

Net increase (decrease) in cash and cash
   equivalents                                                375,514            (2,632,770)            4,233,487

Cash and cash equivalents at beginning of period            3,857,973             6,004,207                    --
                                                    -------------------   -------------------   -------------------
Cash and cash equivalents at end of period          $       4,233,487     $       3,371,437     $       4,233,487
                                                    ===================   ===================   ===================

Noncash transactions:
        Acquisition of equipment through capital
          lease obligation                          $              --     $              --     $          19,358
        Conversion of convertible notes and
          accrued interest to preferred stock       $              --     $              --     $       3,304,902
        Deferred compensation associated with
          stock options issued at less than fair
          value                                     $              --     $              --     $       1,075,969



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