Form 10-Q
period 1998-06-30
DIATIDE INC
filed 1998-08-14
CIK 1011888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

           ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number 0-28434

                   ------------------------------------------


                                  DIATIDE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    04-3078258
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
                                  organization)

    Nine Delta Drive, Londonderry, NH                                   03053
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                  603-437-8970
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X____ No ____

The number of shares outstanding of the registrant's common stock, $0.001 par value, as of August 7, 1998 was 10,568,135.

                                  DIATIDE, INC.
                                  -------------

                                TABLE OF CONTENTS
                                -----------------


PART I  FINANCIAL INFORMATION                                                         PAGE NO.

    ITEM 1  FINANCIAL STATEMENTS (Unaudited)

       Condensed Balance Sheets as of June 30, 1998 and December 31, 1997...............  3

       Condensed Statements of Operations for the three months ended
       June 30, 1998 and 1997...........................................................  4

       Condensed Statements of Operations for the six months ended
       June 30, 1998 and 1997, and for the period from
       February 6, 1990 (date of inception) to June 30, 1998............................  5

       Condensed Statements of Cash Flows for the six months ended June
       30, 1998 and 1997, and for the period from
       February 6, 1990 (date of inception) to June 30, 1998............................  6

       Notes to Condensed Financial Statements..........................................  7

    ITEM 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............................  8

PART II  OTHER INFORMATION

    ITEM 4  Submission of Matters to a Vote of Security Holders......................... 11

    ITEM 5. Other Information........................................................... 11

    ITEM 6  Exhibits and Reports on Form 8-K............................................ 11

SIGNATURES.............................................................................. 12

EXHIBIT INDEX........................................................................... 13

                          PART I. FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                  DIATIDE, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                            June 30, 1998
ASSETS                                                                       (Unaudited)       December 31, 1997
                                                                        ------------------------------------------
Current assets:
        Cash and cash equivalents                                            $  2,246,475       $  3,857,973
        Marketable securities                                                   7,620,107         13,674,629
        Accounts Receivable, related party                                      2,042,120                 --
        Other current assets                                                      544,925            445,612
                                                                            -------------       ------------
Total current assets                                                           12,453,627         17,978,214

Property and equipment, at cost                                                 3,282,065          2,761,233
Less: accumulated depreciation and amortization                                 1,964,834          1,734,562
                                                                            -------------       ------------
                                                                                1,317,231          1,026,671

Other assets                                                                       85,783             10,783
                                                                            -------------       ------------
Total assets                                                                 $ 13,856,641       $ 19,015,668
                                                                            =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
        Accounts payable and accrued expenses                                $  2,025,205       $  1,571,870
        Accrued clinical expenses                                                 708,239          1,522,675
        Current portion of capital lease obligation                                 3,460              3,460
                                                                            -------------       ------------
Total current liabilities                                                       2,736,904          3,098,005

Capital lease obligation, less current portion                                      7,840              9,716

Stockholders' equity:
        Preferred stock, $0.01 par value
                Authorized shares - 10,591,874
                      Series A convertible preferred stock:                        12,103             12,103
                           Authorized shares - 1,300,000
                           Issued and outstanding shares - 1,210,256
                           (Liquidation value of $11,800,000)
        Common stock, $0.001 par value
                Authorized shares - 50,000,000
                Issued shares - 10,572,935 (10,539,783 in 1997)                    10,573             10,540
        Additional paid-in capital                                             61,615,429         61,433,218
        Deferred compensation                                                    (309,600)          (377,928)
        Deficit accumulated during development stage                          (50,216,584)       (45,169,962)
                                                                            -------------       ------------
                                                                               11,111,921         15,907,971
        Less: 4,800 shares of common stock in treasury, at cost                       (24)               (24)
                                                                            -------------       ------------
Total stockholders' equity                                                     11,111,897         15,907,947
                                                                            -------------       ------------
Total liabilities and stockholders' equity                                   $ 13,856,641       $ 19,015,668
                                                                            =============       ============


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

See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended June 30,
                                     ---------------------------------
                                          1998               1997
                                     ----------------  ---------------
Revenues:
    Sponsored research               $    500,000       $     500,000
    License fees                        2,000,000                  --
    Research grants                        95,960              30,000
                                     ------------       -------------
Total revenues                          2,595,960             530,000

Costs and expenses:
    Research and development            3,430,137           3,219,125
    General and administrative          1,351,242             862,302
                                     ------------       -------------
Total costs and expenses                4,781,379           4,081,427

Loss from operations                   (2,185,419)         (3,551,427)

Other income (expense):
    Interest income                       221,592             182,423
    Interest expense                         (256)               (452)
                                     ------------       -------------
Total other income (expense)              221,336             181,971
                                     ------------       -------------
Net loss                             $ (1,964,083)      $  (3,369,456)
                                     ============       =============

Net loss per common share            $      (0.19)      $       (0.32)
                                     ============       =============

Shares used in computing net loss
     per common share                  10,559,946          10,478,043


See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              For the Period
                                                                             February 6, 1990
                                                                                 (date of
                                              Six Months Ended June 30,        inception) to
                                                                                 June 30,
                                      -----------------------------------
                                          1998                 1997                 1998
                                      ------------        -------------       ---------------
Revenues:
   Sponsored research                 $  1,000,000        $   1,000,000       $     5,778,388
   License fees                          2,000,000                   --             5,300,000
   Research grants                         129,801              110,000               825,299
                                      ------------        -------------       ---------------
Total revenues                           3,129,801            1,110,000            11,903,687

Costs and expenses:
   Research and development              6,286,571            5,990,007            50,166,452
   General and administrative            2,316,940            1,581,443            14,382,297
                                      ------------        -------------       ---------------
Total costs and expenses                 8,603,511            7,571,450            64,548,749

Loss from operations                    (5,473,710)          (6,461,450)          (52,645,062)

Other income (expense):
   Interest income                         427,716              397,638             2,671,377
   Interest expense                           (628)                (957)             (242,899)
                                      ------------        -------------       ----------------
Total other income (expense)               427,088              396,681             2,428,478
                                      ------------        -------------       ----------------
Net loss                              $ (5,046,622)       $  (6,064,769)      $   (50,216,584)
                                      ============        =============       ===============
Net loss per common share             $      (0.48)       $       (0.58)
                                      ============        =============
Shares used in computing net loss
     per common share                   10,553,315           10,455,377



See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  For the Period
                                                                                                 February 6, 1990
                                                                                                     (date of
                                                           Six Months Ended June 30,              inception) to June
                                                                                                      June 30,
                                                   ------------------------------------------
                                                          1998                  1997                    1998
                                                   -----------------    ---------------------     ------------------
Operating activities:
Net loss                                           $ (5,046,622)        $  (6,064,769)            $(50,216,584)
Adjustments to reconcile net loss to
  cash used in operating activities:
        Depreciation and amortization                   230,272               228,013                2,003,689
        Cancellation of accrued interest                     --                    --                  111,438
        Amortization of deferred compensation            68,328               166,229                  766,369
        Compensation associated with stock option
           grants                                        60,600                89,924                  319,485
        Changes in operating assets and
           liabilities                                2,577,534)             (685,345)                  21,761
                                                   ------------         -------------             ------------
           Cash used in operating activities         (7,264,956)           (6,265,948)             (46,993,842)

Investing activities:
Additions to property and equipment                    (520,832)             (140,855)              (3,262,707)
Purchases of marketable securities                     (945,478)           (3,995,570)             (35,565,060)
Sales and maturities of marketable securities         7,000,000             7,000,000               27,944,953
                                                   ------------         -------------             -------------
           Cash provided by (used in) investing
             activities                               5,533,690             2,863,575              (10,882,814)

Financing activities:
Sale of preferred stock                                      --                    --               39,808,914
Issuance of convertible notes                                --                    --                3,508,464
Repayment of convertible notes                               --                    --                 (315,000)
Issuance of long-term debt                                   --                    --                  900,518
Repayment of long-term obligations                       (1,876)               (1,423)                (908,576)
Sale of common stock                                    121,644                97,623               17,128,835
Repurchase of common stock                                   --                    --                      (24)
                                                 --------------         -------------             -------------
           Cash provided by (used in)
             financing activities                       119,768                96,200               60,123,131
                                                 --------------         -------------             ------------

Net (decrease) increase in cash and cash
   equivalents                                       (1,611,498)           (3,306,173)               2,246,475
Cash and cash equivalents at beginning
   of period                                          3,857,973             6,004,207                       --
                                                 --------------         -------------             ------------

Cash and cash equivalents at end of period       $    2,246,475         $   2,698,034             $  2,246,475
                                                 ==============         =============             =============

Noncash transactions:
        Acquisition of equipment through
           capital lease obligation              $           --         $          --             $     19,358
        Conversion of convertible notes and
           accrued interest to preferred stock   $           --         $          --             $  3,304,902
        Deferred compensation associated with
           stock options issued at less than
           fair value                            $           --         $          --             $  1,075,969
        Conversion of preferred stock
           to common stock                       $           --         $          --             $ 31,559,922


See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.  Nature of Business

Diatide, Inc. (the "Company") was founded in 1990 and is a development stage specialty pharmaceutical company engaged in the discovery, development and commercialization of proprietary, disease-specific diagnostic agents and therapeutics for life-threatening conditions. The foundation of Diatide's diagnostic imaging products is the Company's proprietary peptide (Techtide(R)) technology.

2.  Basis of Presentation

The accompanying unaudited financial statements for the three and six months ended June 30, 1998 and 1997 and for the period from February 6, 1990 (date of inception) to June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.  Subsequent Event

In August 1998, the Company received notice that its partner, Nycomed Imaging AS ("Nycomed"), has elected to terminate the option and development agreement between the Company and Nycomed. As a result, effective January 31, 1999, Nycomed will discontinue research and development support payments. This decision does not affect the co-promotion and license agreements in place relating to the Company's two lead products, AcuTect(TM) and P829.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company is a specialty pharmaceutical company engaged in the discovery and development of proprietary disease-specific radiopharmaceuticals for the diagnosis and treatment of life threatening conditions such as cancer, infection, and cardiovascular disease. To date, the Company has not received revenue from the sale of products. In order to commercialize products, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. The Company has received a letter from the Food and Drug Administration (the "FDA") stating that the Company's New Drug Application ("NDA") for AcuTect(TM) (for the detection and localization of acute venous thrombosis in the lower extremities) is approvable, subject to Diatide clarifying certain details and formally agreeing to conduct certain Phase 4 clinical studies. The Company has responded to the FDA's questions and submitted Phase 4 protocols for FDA review. The Company expects to receive final FDA approval and introduce AcuTect to the market in the U.S. by the end of 1998. In June of 1998, the Company submitted to the FDA an NDA for P829, for diagnosing malignancy of lung masses, and received notification that its NDA was assigned priority status. However, the FDA has not yet granted marketing approval for either AcuTect or P829, and there can be no assurance that such approval will be granted or as to the timing of such approval. Accordingly, there can be no assurance as to the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of its products, including AcuTect. All revenues received by the Company through June 30, 1998 have resulted from research and development support payments and the option exercise payments for AcuTect and P829 and the milestone fees for AcuTect and P829 from Nycomed under the Company's collaborative agreements with Nycomed, research grants from the National Institutes of Health (the "NIH") and the Department of Defense (collectively, the "Research Grants") and fees received for entering into option agreements with a pharmaceutical company.


The Company has incurred net losses since its inception. No revenues have been generated from product sales and no product sales revenues are anticipated until late in 1998. The Company expects to incur additional significant operating losses over the next 12 to 24 months and expects its cumulative net losses to increase significantly as the Company's research and development and clinical trial efforts continue. The Company expects that its research and development expenses during 1998 will be at approximately the same level as in 1997 as the Company continues more advanced preclinical studies and late-stage clinical trials and makes filings for regulatory approvals. The Company expects that its personnel and patent costs will increase in the future. Patent costs also would increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. In 1998, the Company has begun to incur manufacturing, marketing, sales, and distribution costs to support the anticipated commercialization of AcuTect. The Company has incurred cumulative net losses since inception through June 30, 1998 of $50,216,584.


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


Results of Operations

   Three Months Ended June 30, 1998 and 1997

     Revenues. The Company had revenues of $2,596,000 and $530,000 in the three months ended June 30, 1998 and 1997, respectively. Revenues in the three months ended June 30, 1998 were comprised of $500,000 of research and development support payments and a $2,000,000 milestone fee for P829 earned by the Company under its collaborative agreements with Nycomed and $96,000 of contract revenues received under research grants from the NIH.

     Research and development. During the three months ended June 30, 1998 and 1997, the Company expended $3,430,000 and $3,219,000, respectively, on research and development activities. The $211,000 increase in the three months ended June 30, 1998 in comparison with the same period in 1997 resulted from increased salaries and staffing in research, clinical and regulatory areas.

     General and administrative. The Company's general and administrative expenses were $1,351,000 and $862,000 in the three months ended June 30, 1998 and 1997, respectively. The $489,000 increase in 1998 from 1997 resulted from increases in staffing and consulting services to support the Company's anticipated marketing of AcuTect.

     Interest. Interest income was $222,000 in the three months ended June 30, 1998 compared with $182,000 in the three months ended June 30, 1997, reflecting an increase in the level of cash, cash equivalents and marketable securities during the second quarter of 1998 as compared to the same period in 1997.

     Net loss. As a result of the above factors, the Company incurred net losses of $1,964,000 and $3,369,000 in the three months ended June 30, 1998 and 1997, respectively.

   Six Months Ended June 30, 1998 and 1997

     Revenues. The Company had revenues of $3,130,000 and $1,110,000 in the six months ended June 30, 1998 and 1997, respectively. Revenues in the six months ended June 30, 1998 were comprised of $1,000,000 of research and development support payments and a $2,000,000 milestone fee for P829 earned by the Company under its collaborative agreements with Nycomed and $130,000 of contract revenues received under research grants from the NIH. Revenues in the six months ended June 30, 1997 were comprised of $110,000 of contract revenues received under grants from the NIH and $1,000,000 of research and development support payments received by the Company under its collaborative agreements with Nycomed.

     Research and development. During the six months ended June 30, 1998 and 1997, the Company expended $6,287,000 and $5,990,000, respectively, on research and development activities. The $297,000 increase in the six months ended June 30, 1998 resulted from increased staffing in research, clinical and regulatory areas.

     General and administrative. The Company's general and administrative expenses were $2,317,000 and $1,581,000 in the six months ended June 30, 1998 and 1997, respectively. The $736,000 increase in the six months ended June 30, 1998 resulted from increases in staffing and outside services to support the Company's anticipated marketing of AcuTect.

     Interest. Interest income was $428,000 in the six months ended June 30, 1998 compared with $398,000 in the six months ended June 30, 1997, reflecting an increase in the level of cash, cash equivalents and marketable securities during the first half of 1998 compared to the same period in 1997.

     Net loss. As a result of the above factors, the Company incurred net losses of $5,047,000 and $6,065,000 in the six months ended June 30, 1998 and 1997, respectively.


Liquidity and Capital Resources

     In September 1997, the Company issued 1,210,256 shares of Series A Convertible Preferred Stock and warrants to purchase 181,538 shares of Common Stock to three institutional investors in a private offering, raising $11.6 million of net proceeds. The Company completed its initial public offering of 2,200,000 shares of Common Stock in June 1996, raising approximately $16.4 million of net proceeds. As of June 30, 1998, the Company had $9,867,000 of cash, cash equivalents and marketable securities and working capital of $9,717,000.

     During the six months ended June 30, 1998, the Company's capital expenditures totaled $521,000, primarily for the development of business information systems and the acquisition of certain laboratory equipment and furniture and fixtures.

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

     Based on its current operating plan, the Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through mid-1999. Substantial additional funds may be required from external sources to support the Company's operations beyond that time, and there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

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

     Except for research and development funding from Nycomed pursuant to its collaboration with Diatide (the research and development support payments will discontinue in January 1999), the Company has no committed external sources of capital, and, as discussed above, expects to incur additional significant operating losses for a number of years. If the Company is unable to obtain necessary additional funds, it would be required to delay, scale back or eliminate certain of its research and development programs or commercialization efforts or license to third parties certain technologies which the Company would otherwise pursue on its own.



Year 2000

The Company is undergoing a review of its information systems, including consideration of issues associated with the Year 2000. Due to the current implementation of new business information systems that are Year 2000 compliant, other Year 2000 expenditures are not expected to be material. Also, the Company has initiated a review of potential Year 2000 matters with its significant suppliers (which it expects to complete by the end of 1998) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although the actual costs cannot be determined until the review is completed, there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company's results of operations or cash flows.

                           PART II. OTHER INFORMATION


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 12, 1998, the following proposals were adopted by the vote specified below:


     (a) Election of Class II Director


                                                For                Withheld Authority
                                                ---                ------------------
     Joseph F. Lovett                        4,182,728                   101,940

The following directors did not stand for reelection as their terms in office continued after the Annual Meeting:

     Gustav Christensen
     Richard T. Dean
     Hirsch Handmaker
     Robert S. Lees
     Donald L. Murfin
     Daniel L. Peters

     (b) Ratification of selection of Ernst & Young LLP as the Company's independent auditors for the current year

        For              Against           Abstain                 Broker Non-Votes
        ---              -------           -------                 ----------------

      4,157,267          97,250             30,151                        --

ITEM 5. OTHER INFORMATION

     On August 10, 1998, the Company announced that Nycomed Amersham plc had elected to terminate the Option and Development Agreement between it and the Company. Such termination takes effect on January 31, 1999. A copy of the press release issued by the Company to announce this matter is filed with this Quarterly Report on Form 10-Q as Exhibit 99.2 and is incorporated herein by reference.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:


     (a) Exhibits.                  The Exhibits listed in the Exhibit Index
                                    immediately preceding such Exhibits are
                                    filed as part of this Quarterly Report on
                                    Form 10-Q.

     (b) Reports on Form 8-K.       None.

                                  DIATIDE, INC.
                                    FORM 10-Q
                                  June 30, 1998


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DIATIDE, INC.


DATE: August 14, 1998                BY: /s/ Daniel F. Harrington
                                         _______________________________________
                                         Daniel F. Harrington
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX

      Exhibit Number                       Description
      --------------                       -----------
            27             Financial Data Schedule (EDGAR)

            99.1           Pages 27 through 36 of the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1997 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein)

            99.2           Press Release dated August 10, 1998

