Form 10-Q
period 1998-09-30
DIATIDE INC
filed 1998-11-13
CIK 1011888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____


                         Commission file number 0-28434
                   ------------------------------------------


                                  DIATIDE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                          04-3078258
-----------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or         (IRS Employer Identification No.)
                organization)


      Nine Delta Drive, Londonderry, NH                                 03053
-----------------------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)


                                  603-437-8970
-----------------------------------------------------------------------------------------------
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

The number of shares outstanding of the registrant's common stock, $0.001 par value, as of October 30, 1998 was 10,570,797.

                                  DIATIDE, INC.


                                TABLE OF CONTENTS
                                -----------------


PART I    FINANCIAL INFORMATION                                                              PAGE NO.

         ITEM 1  FINANCIAL STATEMENTS (Unaudited)

              Condensed Balance Sheets as of September 30, 1998 and December 31, 1997............3

              Condensed Statements of Operations for the three months ended
              September 30, 1998 and 1997........................................................4

              Condensed Statements of Operations for the nine months ended
              September 30, 1998 and 1997, and for the period from
              February 6, 1990 (date of inception) to September 30, 1998.........................5

              Condensed Statements of Cash Flows for the nine months ended
              September 30, 1998 and 1997, and for the period from
              February 6, 1990 (date of inception) to September 30, 1998.........................6

              Notes to Condensed Financial Statements............................................7

         ITEM 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................8

PART II   OTHER INFORMATION

         ITEM 5   Other Information.............................................................12

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

EXHIBIT INDEX...................................................................................14

                          PART I. FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS


                                  DIATIDE, INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                                         September 30, 1998
ASSETS                                                                       (Unaudited)       December 31, 1997
                                                                        ------------------------------------------
Current assets:
        Cash and cash equivalents                                         $     4,240,939       $     3,857,973
        Marketable securities                                                   5,503,514            13,674,629
        Accounts Receivable, net                                                  781,440                  --
        Inventory, net                                                            310,961                  --
        Other current assets                                                      137,256               445,612
                                                                          ---------------       ---------------
Total current assets                                                           10,974,110            17,978,214

Property and equipment, at cost                                                 3,520,774             2,761,233
Less:  accumulated depreciation and amortization                                2,090,559             1,734,562
                                                                          ---------------       ---------------
                                                                                1,430,215             1,026,671

Other assets                                                                       10,783                10,783
                                                                          ---------------       ---------------
Total assets                                                              $    12,415,108       $    19,015,668
                                                                          ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                             $     2,342,538       $     1,571,870
        Accrued clinical expenses                                                 614,818             1,522,675
        Current portion of capital lease obligation                                 3,460                 3,460
                                                                          ---------------       ---------------
Total current liabilities                                                       2,960,816             3,098,005

Capital lease obligation, less current portion                                      6,888                 9,716

Stockholders' equity:
        Preferred stock, $0.01 par value
                Authorized shares - 10,591,874
                      Series A convertible preferred stock:                        12,103                12,103
                           Authorized shares - 1,300,000
                           Issued and outstanding shares - 1,210,256
                           (Liquidation value of $11,800,000)
        Common stock, $0.001 par value
                Authorized shares - 50,000,000
                Issued shares - 10,575,597 (10,539,783 in 1997)                    10,576                10,540

        Additional paid-in capital                                             61,649,320            61,433,218
        Deferred compensation                                                    (275,436)             (377,928)
        Deficit accumulated during development stage                          (51,949,135)          (45,169,962)
                                                                          ---------------       ---------------
                                                                                9,447,428            15,907,971
        Less: 4,800 shares of common stock in treasury, at cost                       (24)                  (24)
                                                                          ---------------       ---------------
Total stockholders' equity                                                      9,447,404            15,907,947
                                                                          ---------------       ---------------
Total liabilities and stockholders' equity                                $    12,415,108       $    19,015,668
                                                                          ===============       ===============


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

See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                Three Months Ended September 30,
                                             --------------------------------------
                                                   1998                  1997
                                             ----------------     -----------------
Revenues:
        Sponsored research                     $   500,000           $   500,000
        License fees                             2,000,000             2,000,000
        Research grants                             38,216                20,000
                                               ------------          ------------
Total revenues                                   2,538,216             2,520,000

Costs and expenses:
        Research and development                 2,582,808             2,870,413
        Selling, general and administrative      1,806,655               896,409
                                               ------------          ------------
Total costs and expenses                         4,389,463             3,766,822

Loss from operations                            (1,851,247)           (1,246,822)

Other income (expense):
        Interest income                            118,973               118,486
        Interest expense                              (277)                 (359)
                                               ------------          ------------
Total other income (expense)                       118,696               118,127
                                               ------------          ------------
Net loss                                       $(1,732,551)          $(1,128,695)
                                               ============          ============

Net loss per common share                      $     (0.16)          $     (0.11)
                                               ============          ============

Shares used in computing net loss
     per common share                           10,568,574            10,515,518



See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                           For the Period
                                                                                          February 6, 1990
                                                                                              (date of
                                                                                            inception) to
                                                  Nine Months Ended September 30,           September 30,
                                             ------------------------------------------
                                                  1998                   1997                   1998
                                             --------------        --------------         ----------------
Revenues:
        Sponsored research                    $ 1,500,000           $ 1,500,000            $  6,278,388
        License fees                            4,000,000             2,000,000               7,300,000
        Research grants                           168,017               130,000                 863,515
                                              ------------          ------------           -------------
Total revenues                                  5,668,017             3,630,000              14,441,903

Costs and expenses:
        Research and development                8,869,378             8,860,420              52,749,259
        Selling, general and administrative     4,123,596             2,477,852              16,188,953
                                              ------------          ------------           -------------
Total costs and expenses                       12,992,974            11,338,272              68,938,212

Loss from operations                           (7,324,957)           (7,708,272)            (54,496,309)

Other income (expense):
        Interest income                           546,689               516,124               2,790,350
        Interest expense                             (905)               (1,316)               (243,176)
                                              ------------          ------------           -------------
Total other income (expense)                      545,784               514,808               2,547,174
                                              ------------          ------------           -------------
Net loss                                      $(6,779,173)          $(7,193,464)           $(51,949,135)
                                              ============          ============           =============

Net loss per common share                     $     (0.64)          $     (0.69)
                                              ============          ============

Shares used in computing net loss
     per common share                          10,558,457            10,475,644



See Notes to Condensed Financial Statements.

                                  DIATIDE, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    For the Period
                                                                                                   February 6, 1990
                                                                                                       (date of
                                                                                                    inception) to
                                                              Nine Months Ended September 30,       September 30,
                                                            ----------------------------------
                                                                 1998                1997                1998
                                                            --------------      --------------     ----------------
Operating activities:
Net loss                                                     $(6,779,173)        $(7,193,464)       $(51,949,135)
Adjustments to reconcile net loss to
  cash used in operating activities:
        Depreciation and amortization                            355,997             342,455           2,129,414
        Cancellation of accrued interest                              --                  --             111,438
        Amortization of deferred compensation                    102,492             285,766             800,533
        Compensation associated with stock option grants          90,900             136,424             349,785
        Changes in operating assets and liabilities             (921,234)           (165,247)          1,678,061
                                                             ------------        ------------       -------------
           Cash used in operating activities                  (7,151,018)         (6,594,066)        (46,879,904)

Investing activities:
Additions to property and equipment                             (759,541)           (231,440)         (3,501,416)
Purchases of marketable securities                            (1,928,885)         (4,976,190)        (36,548,467)
Sales and maturities of marketable securities                 10,100,000          10,995,815          31,044,953
                                                             ------------        ------------       -------------
           Cash provided by (used in) investing activities     7,411,574           5,788,185          (9,004,930)

Financing activities:
Sale of preferred stock                                               --          11,695,231          39,808,914
Issuance of convertible notes                                         --                  --           3,508,464
Repayment of convertible notes                                        --                  --            (315,000)
Issuance of long-term debt                                            --                  --             900,518
Repayment of long-term obligations                                (2,828)             (2,294)           (909,528)
Sale of common stock                                             125,238             104,213          17,132,429
Repurchase of common stock                                            --                  --                 (24)
                                                             ------------        ------------       -------------
           Cash provided by (used in) financing activities       122,410          11,797,150          60,125,773
                                                             ------------        ------------       -------------

Net (decrease) increase in cash and cash equivalents             382,966          10,991,269           4,240,939
Cash and cash equivalents at beginning of period               3,857,973           6,004,207                  --
                                                             ------------        ------------       -------------
Cash and cash equivalents at end of period                   $ 4,240,939         $16,995,476        $  4,240,939
                                                             ============        ============       =============

Noncash transactions:
        Acquisition of equipment through capital
          lease obligation                                   $        --         $        --        $     19,358
        Conversion of convertible notes and accrued
          interest to preferred stock                        $        --         $        --        $  3,304,902
        Deferred compensation associated with stock
          options issued at less than fair value             $        --         $        --        $  1,663,000
        Forfeiture of stock options
          issued at less than fair value                     $        --         $   587,031        $    587,031
        Conversion of preferred stock
          to common stock                                    $        --         $        --        $ 31,559,922


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

2.  Basis of Presentation

The accompanying unaudited financial statements for the three and nine months ended September 30, 1998 and 1997 and for the period from February 6, 1990 (date of inception) to September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

3.  Subsequent Event

In October 1998, the Company received a commitment letter regarding a lease line under which the Company could lease equipment and software for research, development and manufacturing purposes having an aggregate acquisition cost of up to $2,500,000. The basic lease payments under the lease line would be determined based on current market rates of interest at the inception of each equipment schedule take-down and would be payable in monthly installments over a three or four year period, depending on the underlying equipment. The commitment letter also contemplates a purchase option, at an amount that is deemed to be fair value, exercisable at the end of the lease period.

The Company's ability to access this lease line is subject to a number of conditions, including the negotiation and execution of a master lease agreement.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company is a specialty pharmaceutical company engaged in the discovery and development of proprietary disease-specific radiopharmaceuticals for the diagnosis and treatment of life threatening conditions such as cancer, infection, and cardiovascular disease. In September 1998, the Company received approval from the Food and Drug Administration ("FDA") of the Company's New Drug Application ("NDA") for AcuTect, for the detection and localization of acute venous thrombosis in the lower extremities. The Company introduced AcuTect to the market in the U.S. in October 1998. In June of 1998, the Company submitted to the FDA an NDA for NeoTect (formerly P829), for diagnosing malignancy of lung masses, and received notification that its NDA was assigned priority status. However, the FDA has not yet granted marketing approval for NeoTect, and there can be no assurance that such approval will be granted or as to the timing of such approval.

All revenues received by the Company through September 30, 1998 have resulted from research and development support payments and the option exercise payments and the milestone fees for AcuTect and NeoTect from Nycomed Amersham under the Company's collaborative agreements with Nycomed Amersham, research grants from the National Institutes of Health (the "NIH") and the Department of Defense (collectively, the "Research Grants") and fees received for entering into option agreements with a pharmaceutical company.

The Company has incurred net losses since its inception. No revenues have been generated from product sales and no product sales revenues are anticipated until the fourth quarter of 1998 during which the Company will begin generating revenues from sales of AcuTect. The Company expects to incur additional operating losses over the next 12 to 24 months and expects its cumulative net losses to increase as the Company's research and development and clinical trial efforts continue. The Company expects that its research and development expenses during 1998 will be at approximately the same level as in 1997 as the Company continues more advanced preclinical studies and late-stage clinical trials and makes filings for regulatory approvals. The Company expects that its personnel and patent costs will increase in the future. Patent costs also would increase if the Company became involved in litigation or administrative proceedings involving its patents or those of third parties. In 1998, the Company has begun to incur manufacturing, marketing, sales, and distribution costs to support the commercialization of AcuTect. The Company has incurred cumulative net losses from inception through September 30, 1998 of $51,949,135.

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


Results of Operations

   Three Months Ended September 30, 1998 and 1997

Revenues. The Company had revenues of $2,538,000 and $2,520,000 in the three months ended September 30, 1998 and 1997, respectively. Revenues in the three months ended September 30, 1998 were comprised of $500,000 of research and development support payments and a $2,000,000 milestone fee for the FDA approval of AcuTect earned by the Company under its collaborative agreements with Nycomed Amersham and $38,000 of contract revenues received under research grants from the NIH. Revenues in the three months ended September 30, 1997 were comprised of $500,000 of research and development support payments and a $2,000,000 milestone payment for the FDA filing of an NDA for AcuTect received by the Company under its collaborative agreements with Nycomed Amersham and $20,000 of contract revenues received under research grants from the NIH.

Research and development. During the three months ended September 30, 1998 and 1997, the Company expended $2,583,000 and $2,870,000, respectively, on research and development activities. The higher expenses in the three months ended September 30, 1997 reflected higher clinical and regulatory costs for the preparation and filing of the NDA for AcuTect in such quarter.

Selling, general and administrative. The Company's selling, general and administrative expenses were $1,807,000 and $896,000 in the three months ended September 30, 1998 and 1997, respectively. The $911,000 increase in 1998 from 1997 resulted from increases in promotional costs, including staffing and consulting services, to support the Company's anticipated marketing launch of AcuTect. The Company introduced AcuTect to the market in October 1998.

Interest. Interest income of $119,000 in the three months ended September 30, 1998 is comparable with $118,000 in the three months ended September 30, 1997.

Net loss. As a result of the above factors, the Company incurred net losses of $1,733,000 and $1,129,000 in the three months ended September 30, 1998 and 1997, respectively.

   Nine Months Ended September 30, 1998 and 1997

Revenues. The Company had revenues of $5,668,000 and $3,630,000 in the nine months ended September 30, 1998 and 1997, respectively. Revenues in the nine months ended September 30, 1998 were comprised of $1,500,000 of research and development support payments and a $2,000,000 milestone fee for the FDA filing of an NDA for NeoTect and a $2,000,000 milestone fee for the FDA approval of AcuTect earned by the Company under its collaborative agreements with Nycomed Amersham and $168,000 of contract revenues received under research grants from the NIH. Revenues in the nine months ended September 30, 1997 were comprised of $130,000 of contract revenues received under grants from the NIH and $1,500,000 of research and development support payments and a $2,000,000 milestone payment for the FDA filing of an NDA for AcuTect received by the Company under its collaborative agreements with Nycomed Amersham.

Research and development. During the nine months ended September 30, 1998 and 1997, the Company expended $8,869,000 and $8,860,000, respectively, on research and development activities. These expenses related primarily to the preparation and filing of an NDA for AcuTect in 1997 and NeoTect in 1998.

Selling, general and administrative. The Company's general and administrative expenses were $4,124,000 and $2,478,000 in the nine months ended September 30, 1998 and 1997, respectively. The $1,646,000 increase in the nine months ended September 30, 1998 resulted from increases in promotional costs, including staffing and outside services, to support the Company's anticipated marketing launch of AcuTect.

Interest. Interest income was $547,000 in the nine months ended September 30, 1998 compared with $516,000 in the nine months ended September 30, 1997, reflecting an increase in the level of cash, cash equivalents and marketable securities during the first nine months of 1998 compared to the same period in 1997. This increase resulted in part from the private offering the Company conducted in September 1997.

Net loss. As a result of the above factors, the Company incurred net losses of $6,779,000 and $7,193,000 in the nine months ended September 30, 1998 and 1997, respectively.


Liquidity and Capital Resources

In September 1997, the Company issued 1,210,256 shares of Series A Convertible Preferred Stock and warrants to purchase 181,538 shares of Common Stock to three institutional investors in a private offering, raising $11.6 million of net proceeds. The Company completed its initial public offering of 2,200,000 shares of Common Stock in June 1996, raising approximately $16.4 million of net proceeds. As of September 30, 1998, the Company had $9,744,453 of cash, cash equivalents and marketable securities and working capital of $8,013,294.

During the nine months ended September 30, 1998, the Company's capital expenditures totaled $760,000, primarily for the development of business information systems to support commercial operations and the acquisition of certain laboratory equipment and furniture and fixtures.

The Company's future capital requirements will depend on many factors, including the revenues and margins on sales of AcuTect, continued progress in its research and product development programs, the magnitude of these programs, the results of preclinical studies and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, competing technological and market developments, the ability of the Company to establish and maintain collaborative academic and commercial research, development and marketing relationships, and the costs and success of commercialization activities and arrangements.

Based on its current operating plan, the Company expects that its existing capital resources, together with anticipated internally generated funds, will be adequate to satisfy its capital requirements through 1999. However, the timing and extent of the Company's capital requirements will be materially dependent on the actual level of product sales and the margin on such sales. Substantial additional funds may be required from external sources to support the Company's operations beyond that time, and there can be no assurance that additional funds will be available, or, if available, that such funds will be available on acceptable terms.

The Company intends to seek additional equity, debt and lease financing to fund future operations, depending upon the terms on which such sources may be available from time to time. The Company has received a commitment letter regarding a lease line under which the Company could lease equipment and software up to $2,500,000, although the Company's ability to access this lease line is subject to a number of conditions, including the execution of a master lease agreement. In addition, the Company intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs, including the future development and commercialization of Sn-117 DTPA and the Theratide program.

The Company has no committed external sources of capital, and, as discussed above, expects to incur additional operating losses over the next 12 to 24 months. If the Company is unable to obtain necessary additional funds, it would be required to delay, scale back or eliminate certain of its research and development programs or commercialization efforts or license to third parties certain technologies which the Company would otherwise pursue on its own.


Year 2000

The Company uses and relies on a wide variety of information technologies, computer systems and scientific and manufacturing equipment containing computer-related components (such as programmable logic controllers and other embedded systems). Some older computer systems and equipment use two digit fields rather than four digit fields to define the applicable year (i.e., "98" in the computer code refers to the year "1998"). As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century (i.e., "02" could be interpreted as "1902" rather than "2002"). This could cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations.

The Company has developed a strategy to address the potential exposures related to the impact of its computer systems and equipment for the year 2000 and beyond. The Company has recently completed the implementation of enterprise-wide business information systems to support commercial operations at a cost of approximately $490,000 to date. These systems are Year 2000 compliant. The Company is currently performing an inventory of other information and operational systems, including scientific and manufacturing control systems and equipment, to determine whether such systems are Year 2000 compliant. The Company anticipates that it will complete its systems and equipment inventory by December 31, 1998. Detailed plans for implementation and testing of any necessary modifications to these computer systems and equipment to ensure they are Year 2000 compliant are being developed on a department by department basis to address computer system and equipment problems as required by December 31, 1999. The Company believes that these detailed plans and complete modifications will eliminate or minimize any significant operational problems for its computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, Year 2000 issues could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time. The Company currently has no contingency plans to deal with major Year 2000 failures and the determination of the necessity of such plans will be made over the coming quarters.

In addition to Year 2000 risks associated with the Company's own computer systems and equipment, because the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company, the Company is also subject to risks associated with such third parties' Year 2000 issues. These third parties include financial institutions, customers, distributors, suppliers, vendors, research partners and govermental entities. If significant numbers of these third parties experience failures on their computer systems or equipment due to Year 2000 non-compliance, it could affect the

Company's ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues, including the extent to which the Company may be affected by the failure of these third parties to address their own Year 2000 issues.

The total cost of the Year 2000 systems assessments and conversions, excluding the recently implemented business information systems, is funded through operating cash flows and the Company is expensing or capitalizing these costs as appropriate in accordance with generally accepted accounting principles. The Company cannot determine the financial impact of making the remaining required systems changes, but it currently expects such amount to be less than $100,000. The actual financial impact could, however, exceed this estimate.

The foregoing assessment of the impact of the Year 2000 issue on the Company, including costs and timing of remediation, is based on management's best estimates as of the date of this report, which are based on numerous assumptions as to future events. There can be no assurance that these estimates will prove accurate, and actual results could differ materially from those estimated if these assumptions prove inaccurate.

                           PART II. OTHER INFORMATION

ITEM 5  OTHER INFORMATION

Stockholder Proposals for 1999 Annual Meeting

As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 14, 1998.

If a stockholder of the Company wishes to present a proposal before the 1999 Annual Meeting concerning nominations for election to the Company's Board of Directors and of other matters, but has not complied with the requirements for inclusion of such proposal in the Company's proxy materials pursuant to Rule 14a-8 under the Exchange Act, such stockholder must give notice of such proposal to the Secretary of the Company at the principal offices of the Company. The required notice must be made in writing and delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Company at the principal offices of the Company, and received not less than 60 days nor more than 90 days prior to the 1999 Annual Meeting. Notwithstanding the foregoing, if the Company provides less than 70 days notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder must be received by the Secretary not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure was made, whichever occurs first. The advance notice provisions of the Company's by-laws supersede the notice requirements contained in recent amendments to Rule 14a-8 under the Exchange Act.


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


                                    DIATIDE, INC.


DATE:  November 13, 1998            BY: /s/ Daniel F. Harrington
                                        -----------------------------------------------------
                                        Daniel F. Harrington
                                        Vice President, Chief Financial Officer and Treasurer
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