Form 10-K
period 1998-12-31
DIATIDE INC
filed 1999-04-01
CIK 1011888

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
 (Mark One)
    [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934]

                   For the fiscal year ended December 31, 1998

                                       OR

   [    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from ____________to___________

                          Commission File No. 333-3326
                                  DIATIDE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                 04-3078258
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

Nine Delta Drive, Londonderry, NH                      03053
   (Address of registrant's                         (Zip Code)
 principal executive offices)

        (603) 437-8970                                 2835
Registrant's telephone number,             (Primary Standard Industrial
     including area code)                   Classification Code Number)

                            ---------------

       Securities Registered Pursuant to Section 12 (b) of The Act: NONE

          Securities Registered Pursuant to Section 12 (g) of The Act:
                         Common Stock $0.001 Par Value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   On March 12, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37,171,000 based on the last reported sales price of the Common Stock on the Nasdaq National Market. There were 10,582,775 shares of $0.001 par value Common Stock outstanding as of March 12, 1999.

                    Documents Incorporated by Reference

             Document Description                                         10-K Part into which Incorporated
Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual
  Meeting of Stockholders to be held May 14, 1999........................ Items 10, 11, 12 and 13 of Part III

PART I

ITEM 1.  BUSINESS

Overview

We are engaged in the discovery, development and commercialization of patented imaging and therapeutic drugs. Most of our products incorporate radioactive isotopes as an active component. In addition, most of our products are based on our patented peptides which target diseased tissues. We call our peptide-based imaging products "Techtides" and our peptide-based therapeutic products "Theratides." Our products address a variety of life-threatening diseases and conditions, such as cancer, cardiovascular disease and infection.

Techtides(R)

AcuTect(TM). We received marketing approval from the FDA, after a priority review, for our Techtide AcuTect in September 1998 for imaging of acute venous thrombosis in the lower extremities. AcuTect is a synthetic peptide that is coupled or "labelled," with the radioisotope technetium-99m. A thrombus is a blood clot. Patients with acute deep vein thrombosis are at risk of pulmonary embolism, which occurs when a clot associated with acute thrombosis breaks free, travels to the lungs and blocks blood to the lungs. We began marketing AcuTect in the United States in October 1998.

NeoTect(TM). We received an approvable letter from the FDA after a priority review with respect to our application for marketing approval of our Techtide NeoTect in December 1998. NeoTect is a technetium labelled synthetic peptide for imaging malignant tumors in the lung. We expect to begin marketing this product in the U.S. in the third quarter of 1999, subject to final FDA approval.

Other Techtide Programs. We are conducting clinical trials of AcuTect and NeoTect for additional indications. In addition, we are engaged in clinical development of three additional Techtides.

     o P748 for nuclear medicine imaging of pulmonary emboli. A pulmonary embolus is a blood clot that blocks blood flow to the lungs.

     o    P483H for nuclear medicine imaging of inflammation due to infection.

     o P773 for nuclear medicine imaging of unstable atherosclerotic plaque. Unstable plaque can lead to thrombus formation that may block an artery.

Techtide Technology. We develop our Techtides by applying our patented peptide and radiolabelling technologies to produce technetium-99m labeled synthetic peptides for use as medical imaging agents. Because Techtides are designed to bind selectively with molecular targets that occur as disease is developing, we believe that Techtides have the potential to produce images based on the process of disease rather than the anatomical result of disease. In addition, we believe that nuclear medicine imaging with Techtides may be more accurate, more cost-effective, less invasive and/or safer than alternative imaging procedures for certain diseases or conditions.

Marketing and Development Strategy. We are marketing AcuTect in the United States in collaboration with Nycomed Imaging ASA pursuant to a co-promotion arrangement. Nycomed is one of the world's leading producers of medical imaging agents. Nycomed has exercised options granted by us to it to copromote AcuTect and NeoTect in the United States and to license both AcuTect and NeoTect for sale in Europe, South Africa and certain countries in the Middle East. Nycomed also holds options to license P748, P483H and P773 for sale in Europe, South Africa and certain countries in the Middle East. We are actively seeking additional collaborations with respect to our Techtide programs that are not subject to Nycomed's options. Although we are engaging in limited clinical development of our Techtides in order to generate sufficient data to enter into discussions with potential collaborative partners, we do not intend to engage in any significant clinical trials of our Techtides without first obtaining financial support from a collaborative partner or unless our capital resources increase significantly.

Therapeutic Programs

Theratides. We are building on our core areas of expertise from our Techtide program in peptide engineering and radiolabelling chemistry by developing synthetic peptide based therapeutic radiopharmaceuticals and other synthetic peptide based therapeutic compounds. Our two primary Theratide programs are:

     o We are conducting preclinical testing of a range of Theratides comprised of a targeting peptide that binds selectively with molecular markers on certain types of tumors coupled with a powerful radioisotope that can deliver cell-killing radioactivity to these tumors. In a preclinical test involving human lung tumors transplanted into nude mice, the mice treated with one of these Theratides demonstrated a statistically significant lower tumor volume increase after 20 days in comparison with untreated controls. We are also conducting research with respect to cancer therapeutics composed of a synthetic peptide coupled with non-radioactive anticancer agents.

     o We are developing a compound that couples one of our patented targeting peptides with fibrolase, an enzyme which has been shown to break down arterial thrombi in animal studies. We believe that this hybrid compound may target arterial thrombi in a highly specific manner. In vitro tests of this compound have demonstrated that this compound will bind to platelets involved in arterial clots.

Tin-117m DTPA. We are conducting Phase 2 clinical trials of Tin-117m DTPA. This product is a non-peptide based radiopharmaceutical for the reduction of pain due to metatastic cancer to the bone. This compound is comprised of the radioisotope Tin-117m, which has an affinity for bone, combined with DTPA, a common organic compound used to make Tin-117m soluble so that it will remain in the circulatory system until it reaches the bone.

Diatide Technology

Techtides and Theratides are based on Diatide's patented technology that combines synthetic peptide targeted molecules that target particular tissues with radioisotopes or other molecules. The synthetic peptides used in Techtides and Theratides are small molecules that are designed to bind with high specificity and affinity with certain molecular targets on diseased tissues. The molecules that Diatide attaches to these peptides include:

     o In the case of Techtides, technetium, a commonly-used radioisotope which emits gamma rays that can be detected for imaging purposes using widely available nuclear medicine diagnostic equipment.

     o In the case of Theratides, radioisotopes that emit beta or alpha particles that are lethal to tumors as well as other molecules that have therapeutic effects.

Diatide's Techtide and Theratide technology builds on recent advances in molecular biology and peptide chemistry that have led to the characterization of cell receptors associated with various active disease states and the structure of peptides that bind to these cell receptors.

Diatide develops Techtides and Theratides by applying its patented technologies in the areas of peptide engineering and radiolabelling chemistry. After Diatide identifies a medical imaging or therapeutic need relating to a selected disease, it uses rational drug design principles to develop a synthetic peptide that it believes will bind with high affinity to a molecular target that occurs as the disease is developing. These molecular targets typically involve cell receptors that are implicated in the disease process.

Using patented methods of peptide synthesis, Diatide combines linkers and chelating agents to engineer its peptides so that these peptides may be easily labeled with a radioisotope or combined with another type of molecule in a manner that preserves the selectivity and binding characteristics of the peptides. Diatide also incorporates into these compounds additional peptide or amino acid units to improve biodistribution and clearance from the body of excess Techtides or Theratides that do not bind with targeted receptors. Diatide uses its medicinal chemistry expertise to optimize the way these products travel through the body.

Because the synthetic peptides designed by Diatide bind with radioisotopes in a very efficient manner, the amount of peptide required to produce Techtides and Theratides is relatively low, which reduces development and manufacturing time and costs. Diatide's technology for coupling synthetic peptides with radioisotopes or other molecules is the subject of 49 issued United States patents.

The synthetic peptides used by Diatide in its Techtides and Theratides are relatively small molecules, composed of approximately 10 to 30 amino acids (building blocks). These amino acids are readily available and the peptides are inexpensive to synthesize. The relatively small size and design of these synthetic peptide molecules permits them to diffuse quickly to target sites in the body and to be removed quickly from the bloodstream, facilitating rapid imaging of areas of interest in the case of Techtides, and limiting the toxicity that could otherwise result from the radioisotopes or other molecules used in Diatide's Theratides in the case of Theratides.

Diatide designs its Techtides to be administered to patients by simple intravenous injection. Diatide believes that it will be possible to obtain a nuclear medicine image using Techtides within several minutes to two hours after administration, with the precise time varying depending on the type of procedure. Accordingly, Diatide expects that nuclear medicine imaging with Techtides will be performed in a single procedure in a one-day hospital visit.

Advantages of Techtides

Diatide believes that nuclear medicine imaging with Techtides provides the following advantages in comparison with other imaging methods and other nuclear medicine imaging agents:

     o Improved Diagnostic Information. Nuclear medicine imaging with Techtides provides images by targeting molecular sites that occur as disease is developing, such as activated platelets in clots and somatostatin receptors on tumors. This approach is fundamentally different from the approach used in other medical imaging modalities and may provide biological information which is not available through other modalities. This information may affect patient management and clinical outcomes by permitting nuclear medicine physicians to make a more definitive diagnosis of disease. Such a diagnosis may avoid the costs and delays incident to additional diagnostic tests or an inappropriate course of therapy. This information also may facilitate diagnosis at an earlier stage of disease development, when therapy can more favorably alter the outcome.

     o Exploit Large Installed Base of Nuclear Medicine Equipment and Know-how. Techtides are designed to be used in nuclear medicine imaging procedures that employ the large installed base of nuclear medicine imaging equipment in hospitals and clinical facilities and are based on well-known imaging techniques and protocols. As a result, nuclear medicine imaging with Techtides is not expected to require the purchase of additional equipment or substantial additional training of nuclear medicine physicians and technicians.

     o Potential Economic Benefits. The components of the synthetic peptides used by Diatide in its Techtide products are readily available and inexpensive to synthesize with established techniques. Technetium also is widely available and inexpensive. The efficient manner in which Diatide's synthetic peptides bind with technetium limits the amount of peptide required in the production process. These features result in a low manufacturing cost of the product. Diatide believes that this low cost of production will allow it to offer Techtides at price levels that will be attractive if Techtides exhibit the performance and safety characteristics expected by Diatide.

     o Faster Imaging. Techtides are designed to diffuse rapidly to, and bind tightly with, their molecular targets and for the portion of the dose that does not bind with the target to quickly clear the circulatory system. Diatide believes that these attributes, along with the favorable characteristics of technetium, will permit Techtides to produce high quality images within a short time (typically a few minutes to two hours) after administration. Accordingly, Diatide believes that imaging procedures with Techtides may be performed in a single procedure, avoiding the need for an overnight hospital stay or multiple hospital visits.

     o Safety and Ease of Administration. Because Techtides are relatively small molecules that contain only trace amounts of technetium and peptide, Techtides will not be administered at doses that will be pharmacologically active. No clinically significant product related adverse side effects have been identified in the more than 2,000 patients imaged with Techtides to date. Moreover, imaging procedures with Techtides do not involve discomfort or serious adverse side effect risks that accompany certain competing modalities, such as angiography and contrast venography.

     o Comparison with monoclonal antibodies. Diatide believes that peptides offer several significant advantages in comparison with monoclonal antibodies as carrier molecules for radiopharmaceutical imaging agents. Radiolabelled monoclonal antibodies are large molecules that are relatively difficult to produce, typically require a long period of time after administration for imaging (four to forty-eight hours) and clear the body slowly. This slow clearance can adversely affect image quality in some cases. In addition, some monoclonal antibodies have engendered adverse immune responses caused by their derivation from mouse-derived proteins. Monoclonal antibodies are currently made primarily through cell fermentation techniques, which may expose them to biological contaminants. Moreover, it is significantly easier to modify peptides to optimize their pharmacokinetic properties than to modify monoclonal antibodies for such purpose.

Advantages of Theratides

Diatide believes that the use of Theratides for therapeutic purposes provides the following advantages:

     o Targeting of Diseased Tissue. The synthetic peptides used in Theratides are small molecules that are designed to bind with high specificity and affinity with certain molecular targets on diseased tissue. By coupling a radioisotope or other molecules intended to have therapeutic effects with Diatide's synthetic peptide cancer molecules, Diatide believes that Theratides can deliver a therapeutic agent directly to the targeted tissue with specificity. Diatide believes that this specificity may enable Theratides to seek out and treat micrometastases that either evade detection during surgery or which, because of their location, are not susceptible to surgical removal.

     o Reduced Toxicity. Because of the intended targeting and specificity of Diatide's Theratides, Diatide believes that its Theratides will not have the toxicities associated with other therapies such as chemotherapy in which the therapeutic (and potentially toxic) treatment is not limited to the diseased tissue. The Company believes that Theratides will be more concentrated at the site of disease than chemotherapy or radiation therapy.


Diatide Strategy

Diatide is applying its patented technology in the areas of peptide engineering and radiolabelling chemistry to develop novel targeted pharmaceuticals. Diatide is directing its development programs at large existing markets which it believes are not adequately served by existing products or modalities. The key elements of Diatide's business strategy include:

     o Penetrate Market for Techtides. Diatide introduced AcuTect into the market in the United States in October 1998 and expects to introduce NeoTect in the United States in the third quarter of 1999. Diatide is collaborating with Nycomed in a comprehensive manner in connection with the distribution, marketing and sale of AcuTect and expects to do so in connection with NeoTect.

          Diatide is implementing a range of programs to familiarize physicians with these products and their attributes in order to penetrate the relevant markets, including grand rounds programs in which recognized physicians conduct seminars in hospitals to educate other physicians about these products, targeted sampling programs, "seed trials" for exploring off label indications and publication of case studies.

     o Leverage Techtide Expertise Into Theratides Program. Diatide's Theratide program builds upon Diatide's considerable expertise in peptide engineering and radiolabelling chemistry. In Theratides, Diatide has replaced the technetium component that is used for imaging purposes with radioisotopes that emit alpha or beta particles that are lethal to tumors as well as other agents that are intended to have therapeutic effects. Diatide is designing its Theratides to target and destroy diseased tissue and in particular tumors.

     o Establish Marketing Collaborations. Diatide is a party to United States co-promotion and licensing arrangements in Europe, South Africa and certain countries in the Middle East with Nycomed relating to AcuTect and NeoTect. Nycomed has the option to extend its overseas licensing rights to certain additional Techtides. Diatide is seeking to enter into additional strategic corporate collaborations to secure additional financial support for our research and development activities for both its diagnostic and therapeutic product programs and to enhance the sales and marketing, distribution and promotion of its products on a worldwide basis.

Products

     The table below summarizes Diatide's principal products and their development status.

Product Name       Indication             Status (1)          Marketing
------------       ----------             ----------          Collaboration (2)
                                                              -----------------
Imaging Products
(Techtides)
AcuTect            Deep Vein              On Market in U.S.   Nycomed
                   Thrombosis
NeoTect            Lung Cancer Tumors     Approvable NDA      Nycomed
                                          Filed MAA
P748               Pulmonary Embolism     Phase 1/2           Nycomed option in
                                                              Europe, certain
                                                              countries in the Middle
                                                              East and South Africa
P483H              Inflammation due       Phase 1/2           Nycomed option in
                   to infection                               Europe, certain
                                                              countries in the Middle
                                                              East and South Africa
P773               Atherosclerotic        Phase 1             Nycomed option in
                   Plaque                                     Europe, certain
                                                              countries in the Middle
                                                              East and South Africa
Therapeutic
Products
Theratides         Various tumors,        Preclinical                  None
                   including lung,
                   breast, lymphoma
                   and malignant
                   melanoma

                   Vascular Thrombi       Preclinical                  None

Tin-117m DTA       Reduction of Pain      Phase 2                      None
                   due to Metastatic
                   Cancer to the
                   Bone for:
                   Osteoblastic
                   tumors (Prostate
                   cancer)
                   Osteolytic tumors      Phase 2                      None
                   (multiple Primary
                   cancers,
                   primarily breast)

(1) Preclinical. A compound is undergoing testing and being evaluated by Diatide in relevant assays and/or animal models to assess potential product characteristics, safety and utility.

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

Approvable NDA. The FDA determines that the application substantially meets the requirements for marketing approval and believes it can approve the NDA, subject to commitments or conditions on the part of Diatide.

MAA. The Marketing Approval Application seeking permission to market a drug in the member states of the European Union and certain other countries which have agreed to be bound by the authorization decisions of the European Medicine Evaluation Agency (EMEA).

(2) Nycomed is co-promoting AcuTect in the U.S. and has exercised its option to co-promote NeoTect in the U.S. and to license these two products in Europe, South Africa and certain countries in the Middle East. Nycomed has an option to license P748, P483H and P773 in Europe, South Africa and certain countries in the Middle East.

Imaging Products

AcuTect

Regulatory Status. The FDA approved Diatide's NDA covering AcuTect for imaging of acute venous thrombosis in the lower extremities on September 14, 1998. Diatide introduced AcuTect to the market in the United States in collaboration with Nycomed in October 1998. Sales of AcuTect in the United States for the quarter ended December 31, 1998 totalled $177,000.

In December 1998, Nycomed withdrew the MAA covering AcuTect filed by it with the EMEA in October 1997 covering AcuTect. The decision to withdraw the MAA was based in part on the EMEA's having questioned the reliability of contrast venography used in this study as an appropriate comparative diagnostic procedure for evaluating the efficacy of AcuTect and Diatide's and Nycomed's belief that EMEA approval could best be obtained by withdrawing the MAA and working with the EMEA to design and conduct new clinical studies that can address the EMEA's concerns. Diatide expects that Nycomed will make such resubmission in 2000.

Disease Background. AcuTect targets a molecular receptor, named GP IIb/IIIa, which is present in high numbers on platelets involved in blood clot formation. A number of pharmaceutical and biotechnology companies have selected the GP IIb/IIIa receptor as a target for therapeutic cardiovascular products. One such product, ReoPro(R), has been approved by the FDA and a number of other product candidates are in various phases of clinical trials.

In DVT, a blood clot, known as a thrombus, forms in the veins of the lower legs, thighs, pelvic areas or, less frequently, in the upper extremities of humans. These clots typically form as a result of trauma, surgery or stasis due to inactivity. Patients with DVT are at risk of pulmonary embolism, which occurs when a clot associated with DVT breaks free, travels to the lungs and blocks blood flow to the lungs.

Clots in the venous system can be characterized as either acute (recently formed) or chronic (older). Physicians generally believe that acute clots present the highest risk of dislodging and producing a pulmonary embolus and therefore require aggressive treatment. Chronic clots may be less fragile, a state in which they pose little or no risk of producing a pulmonary embolus. Such chronic clots normally do not require aggressive treatment. No existing imaging modality is able to accurately differentiate chronic clots from acute clots.

There are approximately 2,000,000 episodes of DVT in the United States each year, of which approximately 600,000 result in pulmonary embolism. Approximately 60,000 deaths occur each year in the United States as a result of pulmonary emboli. It is important to accurately diagnose and treat patients with DVT in a timely fashion to prevent them from developing pulmonary embolism.

Competing Diagnostic Modalities. Doppler ultrasound and contrast venography are the primary modalities used to diagnose DVT. In the United States, Doppler ultrasound imaging is increasingly used for this purpose because it is relatively inexpensive and non-invasive. In 1996, approximately 1,700,000 ultrasound procedures for imaging of DVT were performed in the United States, and approximately 1,400,000 such procedures were performed in Europe.

The diagnosis resulting from Doppler ultrasound is highly dependent on the skill of the operator. In addition, this Doppler ultrasound is not FDA-validated for the diagnosis of DVT. Although Doppler ultrasound is considered reasonably accurate in identifying DVT in the thigh and behind the knee, it is less efficacious in the area below the knee, in the pelvis and, in some patients, in the upper extremities of the body. Doppler ultrasound also is of limited effectiveness in imaging obese patients, patients with swelling and post-surgical orthopedic patients. Doppler ultrasound cannot reliably diagnosis acute disease in approximately 88% of patients with recurrent DVT symptoms, while only approximately 33% of such patients are experiencing an acute event.

Contrast venography is used to diagnose DVT both as a primary imaging modality, particularly in Europe, and when the results of ultrasound are indeterminate. Contrast venography is currently recognized as the standard imaging modality used to identify DVT. In a contrast venography procedure, a contrast agent is infused into the patient's vein and imaged by x-ray. Although this procedure produces high quality images in a large percentage of cases, it is painful, more expensive than ultrasound and can result in serious adverse side effects, including the triggering of thrombosis. In 1996, approximately 250,000 contrast venography procedures for imaging of DVT were performed in the United States, and approximately 600,000 such procedures were performed in Europe.

Potential Advantages of AcuTect. Diatide believes that nuclear medicine imaging with AcuTect permits diagnosis of DVT without the pain, degree of invasiveness and risk of serious adverse side effects associated with contrast venography. Diatide also believes that AcuTect is an attractive alternative to Doppler ultrasound in diagnosing DVT in certain areas, such as below the knee and in the pelvis, and in certain patients, such as obese patients and patients with swelling, where ultrasound is less efficacious.

Activated platelets are present in higher concentrations in acute clots than in chronic clots. Because the GP 11b/IIIa receptor which is targeted by AcuTect is present in high numbers on these platelets, Diatide believes that nuclear medicine imaging with AcuTect may enable physicians to distinguish between chronic clots and acute clots. Such information may be critical to management of DVT patients, especially patients who previously have experienced DVT. An anticoagulant most likely would be prescribed in the case of an acute clot, while it is possible that a less aggressive intervention would be taken in the case of a chronic clot. If AcuTect is shown to differentiate acute clots from chronic clots, nuclear medicine imaging with this Techtide also might be useful to monitor the effect of anticoagulant therapy, which carries a risk of bleeding.

Clinical Trials. As part of its approval of Diatide's NDA covering AcuTect, the FDA required Diatide to conduct certain post-NDA approval (Phase 4) preclinical and clinical studies of AcuTect. These studies will include a clinical outcomes study of AcuTect in patients with acute venous thrombosis. Diatide is currently conducting certain of these studies and is in the planning process regarding the design of other required studies.

AcuTect for Carotid Thrombus. Diatide is investigating the use of AcuTect for additional indications. In particular, Diatide is conducting clinical trials of AcuTect for medical imaging of carotid thrombus.

     Disease Background. Carotid thrombi are blood clots that are attached to the inside wall of the carotids, the major arteries supplying blood to the brain. A carotid thrombus poses a two-fold threat to a patient. First, it indicates the presence of unstable plaque underlying the thrombus because stable plaque does not cause a thrombus to form on its surface. The unstable plaque may rupture without warning and cause a stroke, either by blocking the vessel or by releasing debris into the vessel which is then carried into the brain, causing a blockage. Secondly, carotid thrombi often break off and are carried into the brain, where they block blood vessels and cause stroke.

     Competing Diagnostic Modalities. Carotid disease is primarily diagnosed by ultrasound and carotid angiography. Angiography is currently recognized as the most accurate imaging modality for this purpose. Carotid angiography is an invasive procedure involving the placement of a catheter in the artery and the injection of a contrast agent. When used for the diagnosis of carotid thrombus, both carotid angiography and ultrasound detect only the degree of blockage of the artery. Neither procedure is able to detect reliably the presence or absence of thrombi in an artery as opposed to some other form of blockage, such as arteriosclerosis.

     Potential Advantages of AcuTect. Diatide is developing AcuTect for imaging of carotid thrombus because clots located in arteries have substantially more activated platelets than clots formed in the venous system. As described above, AcuTect is designed to bind to the GP IIb/IIIa receptor on activated platelets, which are found in thrombi. Diatide believes that nuclear medicine imaging of carotid thrombus with AcuTect may provide a more valuable diagnosis than existing modalities if this procedure can be shown to enable physicians to identify the presence or absence of thrombi, as opposed to arteriosclerosis, in the artery. If thrombi are present, immediate carotid surgery (endarterectomy) or immediate administration of an anticoagulant may be required. If both carotid arteries are severely narrowed, determining the location of thrombi is important since such a determination would mandate that, if only one side has thrombus, that side be operated on first in order to avoid a stroke, which would have a high likelihood of occurring if the opposite side were operated on first.

     Clinical Trial Results. Diatide completed a Phase 2 clinical trial of AcuTect for the diagnosis of carotid thrombus in December 1995. This study was conducted at one site in the United States, involved ten patients and compared AcuTect with ultrasound and pathology. The compound was well tolerated by all of the patients with no clinically significant adverse side effects. The results of this Phase 2 clinical trial indicated on a preliminary basis that AcuTect may be able to identify both thrombi on carotid plaque and intra-arterial thrombi associated with atherosclerotic plaque. Diatide initiated additional Phase 2 clinical trials of AcuTect for imaging of carotid thrombus in February 1997. In this study AcuTect is being compared with pathology. This study involves 40 patients at eight sites in the United States and Canada.

Off-label Use. In addition to its clinical trials, Diatide intends to support recognized physicians and institutions conducting clinical studies of AcuTect for imaging of clots in parts of the body other than the deep venous system. Diatide believes that publication of the results of such studies by such physicians or institutions may increase off-label use of AcuTect.

NeoTect for Lung Cancer Tumors

Regulatory Status. Diatide filed an NDA with the FDA covering NeoTect for imaging malignant tumors in the lung in June 1998. In December 1998, Diatide received an approvable letter from the FDA following a priority review with respect to this application. Diatide expects to receive final FDA approval of NeoTect and to introduce NeoTect to the market in the U.S. in the third quarter of 1999. However, the FDA has not approved Diatide's NDA for NeoTect, and Diatide may not market NeoTect until the NDA is approved. There can be no assurance that such approval in fact will be granted by the FDA or as to the timing of the approval. In November 1998, Nycomed filed an MAA with the EMEA seeking permission to market NeoTect in Europe for imaging malignant tumors in the lung.

Disease Background. Cancer is often manifested in tissue masses called tumors. Cancer often causes death, particularly when tumor cells metastasize and spread to other parts of the body. The detection of metastases, or small secondary tumors, is often difficult. In addition, certain primary tumors are difficult to identify with conventional imaging technology.

Certain cancerous tumors overexpress the receptor for the hormone somatostatin. NeoTect targets and binds to the somatostatin receptor. Detection of overexpression of the somatostatin receptor has been found to be useful for locating certain cancerous tumors, staging these tumors to determine the extent of disease involvement and monitoring treatment. Such information is important in determining the appropriate patient therapy and the effectiveness of the therapy. Tumors associated with the overexpression of the somatostatin receptor include lung and breast tumors, melanomas and neuroendrocrine tumors.

There will be an estimated 171,500 new cases of lung cancer in 1998 in the United States, making lung cancer the most common malignancy in men and women in the United States. Approximately two percent of all routine chest x-rays in the United States reveal the existence of a solitary pulmonary nodule, a single, undefined object found in the lung. Thirty-eight percent of solitary pulmonary nodules are cancerous.

Alternative Diagnostic Modalities. Under most circumstances, non-invasive diagnostic methods are insufficient to rule out cancer in patients whose chest x-rays reveal a solitary pulmonary module. As a result, it is necessary to perform a needle biopsy or surgery. Fourteen percent of patients who undergo needle biopsy suffer a collapsed lung as a result of the procedure.

Potential Advantages of NeoTect. Diatide believes that by differentiating between benign and malignant lung masses NeoTect will enable physicians to rule out cancer in certain non-cancerous patients whose x-rays reveal a solitary pulmonary nodule, thereby eliminating the cost of a surgical procedure and saving patients the pain, emotional trauma and risk of a collapsed lung. In addition to ruling out cancer, Diatide believes that NeoTect will be useful in the diagnosing of lung cancer, the staging of the disease for potential surgery and the follow-up after treatment to monitor the progress of treatment.

Clinical Trial Results. In late 1997, Diatide completed two pivotal Phase 3 clinical trials of NeoTect for the diagnosis of lung cancer. In these trials NeoTect was compared with biopsy. These two pivotal Phase 3 clinical trials were conducted at approximately 24 sites in the United States and Europe and involved approximately 226 patients. The protocol for these clinical trials required an agreement rate of approximately 80% between blinded reads of NeoTect and biopsy. This agreement rate would be judged significant if the lower confidence interval was greater than 70%. In the first trial, the agreement rate for the two methods of diagnosis in identifying malignancy was 76.8%, with a lower confidence interval of 69.2%. In the second trial, the agreement rate was 81.6%, with an lower confidence interval of 74.4%.

Diatide is considering conducting clinical trials in the future with respect to the imaging of metastases of breast cancer and melanoma with NeoTect. Diatide initiated a clinical trial of NeoTect for the melanoma indication in 1996, but did not complete this trial because of the costs involved in making certain changes in the trial protocol recommended by the FDA. In this trial, NeoTect was compared with CT and biopsy. The trial involved approximately 66 patients at 7 sites in the United States. The compound was well tolerated by all patients with no clinically significant adverse side effects.

P748 for Pulmonary Embolism

Diatide is conducting clinical trials of the Techtide P748 for medical imaging of pulmonary emboli. Pending the results of the trials, Diatide will evaluate whether to continue clinical trials in light of Diatide's resources at such time.

Disease Background. As with AcuTect, P748 targets the GP IIb/IIIa receptor on platelets involved in blood clot formation. A pulmonary embolus is a blood clot that blocks blood flow to the lungs and often is fatal. There are approximately 600,000 annual episodes of pulmonary emboli in the United States. Approximately 60,000 deaths occur each year in the United States as a result of pulmonary emboli.

Competing Diagnostic Modalities. To diagnose pulmonary emboli, physicians generally first x-ray the patient to rule out other causes of the patient's symptoms. Next, physicians typically perform perfusion and ventilation scans, a two-step nuclear medicine imaging procedure involving the use of technetium-labeled albumin and a radiolabelled gas, typically xenon-133. This dual procedure is minimally invasive, but frequently gives inconclusive results. In 1996, approximately 978,000 perfusion studies and 870,000 ventilation studies for imaging of pulmonary emboli were performed in the United States. If the results of the perfusion and ventilation scans are inconclusive, physicians often perform a pulmonary angiogram, which is currently recognized as the most accurate imaging modality used to identify pulmonary emboli. A pulmonary angiogram is an invasive procedure involving the placement of a catheter near the pulmonary artery and the injection of a contrast agent. In 1996, approximately 50,000 pulmonary angiograms for imaging of pulmonary emboli were performed in the United States.

Potential Advantages of P748. Based on the results of preclinical tests and pilot studies of P748, Diatide believes that diagnosis with P748 may provide significant improvements in accuracy in comparison with perfusion and ventilation studies. Diatide further believes that nuclear medicine imaging with P748 will be significantly less invasive than a pulmonary angiogram, while potentially providing the same quality of diagnosis. As a result, P748 may be particularly attractive in situations in which the patient is repeatedly imaged over time to monitor the effects of thrombolytic agents which are administered as therapies for this disease. Optimizing dosage of thrombolytic agents is important to minimize the serious side effects associated with the bleeding that may be caused by these agents. These side effects include ulcer or gastrointestinal bleeding and cerebral hemorrhage, which may cause stroke and death.

Clinical Trial Results. Diatide's current Phase 2 clinical trial of P748 is a randomized dose ranging study for the diagnosis of pulmonary embolism. This study is being conducted at six sites in the United States and Canada and will involve approximately 30 patients. It compares P748 with pulmonary angiography.

Diatide has completed two pilot studies and one Phase 1 clinical trial of different formulations of P748 involving 24 patents and ten normal volunteers. In these trials, P748 was well tolerated by all subjects with no clinically significant adverse side effects.

P483H for Inflammation Due to Infection

Diatide has conducted clinical trials of the Techtide P483H for medical imaging of inflammation due to infection, such as post-surgical infection, osteomyelitis (bone infection), the location of white blood cells associated with fevers of unknown origin and occult (hidden) infections. Based on the results of the trials, Diatide is currently developing a revised formulation of P483H with particular attention to dose recovery from the vial issues. Diatide expects that once it has developed an appropriate formulation of P483H, which, among other things, increases the dose recovery from the vial of the product, it will evaluate whether to commence clinical trials of the revised formulation in light of Diatide's resources at such time.

Disease Background. Each year in the United States there are over 2,000,000 cases of inflammation due to infection.

Competing Diagnostic Modality. The most specific current procedure for medical imaging of inflammation due to infection involves removing blood from the patient, isolating white blood cells in the patient's blood, radiolabelling the white blood cells with indium-111 or with technetium coupled to a carrier molecule and then injecting the white blood cells back into the patient where they localize around the site of the infection and emit radiation which can be detected using a gamma camera. Although radiolabelled white blood cells are highly specific, this imaging procedure is expensive, difficult to administer and often fails to yield good image quality quickly.

Potential Advantages of P483H. Diatide is designing P483H to bind in the patient's body with white blood cells present at localized sites of infection. In addition, Diatide is designing this product to be administered by injection. As a result, it will not require handling of the patient's blood, which entails exposure to blood-borne diseases such as HIV.

Clinical Trial Results. Diatide completed Phase 2 clinical trials of P483H in May 1997. These trials involved approximately 30 patients at four centers in the United States. A preliminary analysis of the results indicated that in 29 evaluable patients the sensitivity, specificity and agreement rate of technetium-99m P483H compared to institutional diagnosis were 83%, 91% and 86%, respectively. In 16 patients in whom an indium-111-labeled white blood cell scan was also performed (16 patients) both tests had a sensitivity of 81% compared institutional diagnosis, suggesting comparable efficacy of technetium-99m P483H and indium-111-labeled white blood cells.

P773 for Atherosclerotic Plaque

Diatide filed an IND in December 1997 to commence Phase 1 clinical trials of the Techtide P773 for medical imaging of unstable atherosclerotic plaque. This IND became effective in January 1998. Diatide is currently developing a revised formulation of P773. Diatide expects that once it has developed an appropriate formulation of P773 for clinical trials, it will evaluate whether to commence clinical trials of P773 in light of Diatide's resources at such time.

Disease Background. Atherosclerosis is caused by the accumulation of cholesterol in the walls of arteries. Continued accumulation leads to the formation of plaque. There are two types of atherosclerotic plaque, stable and unstable. Stable plaque may not require aggressive treatment. Unstable plaque grows rapidly and can easily rupture leading to thrombus formation that may block an artery. Common sites of atherosclerosis are the coronary and carotid arteries. Obstruction of blood flow in these sites may result in transient ischemic attacks, stroke, angina and heart attack.

Each year approximately 600,000 persons in the United States suffer a stroke, which is the third leading cause of death in the United States. Transient ischemic attacks are a warning sign of stroke and occur in about 10% of stroke victims. Each year approximately 1,100,000 persons have heart attacks in the United States, which is the leading cause of death in the United States. Angina is caused by partial blockage of a coronary artery from thrombosis. Angina causes some muscle damage and limits the amount of work that the affected portion of the heart can do. There are an estimated 7,200,000 persons in the United States who suffer from angina, with 350,000 new cases occurring each year. Atherosclerosis is the leading cause of these diseases.

Competing Diagnostic Modalities. Several imaging modalities are currently used to detect the sites of atherosclerosis, including angiography, ultrasound and nuclear medicine imaging procedures with thallium-201. However, none of these procedures permits accurate determination of whether atherosclerotic plaque is stable or unstable. Diatide believes that an imaging product that is able to detect sites of unstable atherosclerotic plaque may provide early detection of cardiovascular disease that might enable physicians to manage treatment of this disease before costly interventional measures become necessary.

Other Imaging Programs

In addition to its more advanced imaging product candidates described above, Diatide is conducting research and development activities with respect to Techtides for medical imaging of colorectal, breast, and prostate tumors as well as additional thrombus and inflammation imaging agents. In each of these programs, Diatide has identified active compounds and is evaluating these compounds in relevant assays and/or animal models. In addition, Diatide believes that several of its Techtides described above have the potential to address additional indications. For example, based on preclinical and clinical results to date, Diatide believes that, because they target the GP IIb/IIIa platelet receptor, AcuTect and P748 may be useful in detecting thrombi in other circumstances, such as the monitoring of thrombi associated with coronary heart disease, angioplasty, vascular stents and stroke.

Therapeutic Products

Theratides for Treatment of Cancer

Diatide is conducting preclinical testing of various Theratides for the treatment of cancer. Diatide believes that Theratides may be useful in the treatment of a range of cancers, including lung, breast, prostate and colorectal cancer as well as non-Hodgkins lymphoma.

Most of the Theratides that Diatide is developing as cancer therapies consist of a synthetic targeting peptide coupled with a powerful radioisotope that can deliver cell-killing radioactivity to the cancer. The peptides used in these compounds target and bind with certain receptors that are implicated in various forms of cancer. For example, one of the peptides that Diatide is examining in these tests is P829, which is the same peptide that is a component in NeoTect. This peptide targets and binds to the somatostatin receptor which is overexpressed in certain types of cancerous tumors.

Diatide is designing its Theratides for the treatment of cancer to bind with target receptors on a highly specific basis. Diatide believes that its Theratide technology may enable it to develop compounds that are able to seek out and treat micrometastases that either evade detection during surgery or which, because of their location, are not susceptible to surgical removal.

In a preclinical test involving human small cell lung tumors transplanted into nude mice, the mice treated with one of Diatide's anticancer Theratides demonstrated a statistically significant lower tumor volume increase after 20 days in tumor volume increase in comparison with untreated controls.

A variety of therapies are available for the treatment of cancer. The principal treatments include radiation therapy, chemotherapy and surgical removal. Diatide expects that the principal competitive therapy for its anticancer Theratides will be radioimmunotherapy, which involves the use of monoclonal antibodies (rather than peptides) as the carrier molecules for radioisotopes that can deliver cell-killing radioactivity to the cancer. However, as noted above, Diatide believes that the peptides included in its Theratides offer significant advantages in comparison with monoclonal antibodies relating to ease of production, length of time to clear the body (with associated toxic effects) and immune responses engendered by some monoclonal antibodies.

Theratides for Treatment of Arterial Thrombosis

Diatide is conducting preclinical testing of a Theratide for the treatment of arterial thrombosis. This Theratide consists of a synthetic peptide that targets the GPIIb/IIIa receptor linked with an enzyme named fibrolase. Fibrolase dissolves fibrin, which is a principal component of thrombi.

In animal studies, fibrolase has been shown to break down arterial thrombi. However, fibrolase also can degrade fibrinogen in the blood stream, not just at the site of thrombosis, because fibrolase does not inherently target thrombi. As a result, fibrolase alone can cause bleeding.

The goal of Diatide's development program for this Theratide is to confer thrombus specificity on fibrolase by linking it with a synthetic peptide that targets the GPIIb/IIIa receptor. As described above, this receptor is present in high numbers on activated platelets that are involved in blood clot formation.

In vitro tests of this compound have demonstrated that this compound will bind to platelets involved in arterial clots. Also, in these tests, the coupling of the targeting peptide to fibrolase did not interfere with the ability of fibrolase to dissolve fibrin. In addition, the coupling of fibrolase with the targeting peptide did not interfere with the peptide's ability to bind to platelets.

The National Heart, Lung and Blood Institute of the National Institutes of Health awarded Diatide a $475,000 Phase 2 research grant to evaluate the effectiveness of a hybrid compound comprised of a synthetic peptide coupled with fibrolase as a thrombus dissolving agent in animal models. Dose response relationships with tissue plasminogen activator (tPA) and streptokinase are being evaluated.

Other corporate and academic researchers are evaluating the treatment of arterial thrombosis through the use of other types of hybrid therapeutics. One of these hybrids involves the combination of tPA or streptokinase, other clot dissolving enzymes, to antibodies that bind with various components of thrombi, including fibrin. Diatide believes that its Theratide approach may be preferable for two reasons:

     o Diatide believes that the targeting synthetic peptide in its Theratide may demonstrate a high level of specificity for arterial thrombi.

     o In contrast with tPA and streptokinase, fibrolase is not susceptible to degradation as a result of the activity of two common blood components.

The market for antithrombolitic agents in the United States is estimated to exceed $300 million annually. The pharmaceutical therapies that currently are available for the treatment of arterial thrombosis is ineffective in approximately 35% of all cases. In addition, in approximately 15% to 25% of successfully treated patients, the closing of the reopened blood vessels occurs. Diatide believes that its Theratide may prevent this closing or reocclusion because of its retained antiplatelet effects. Diatide further believes that its Theratide may be effective in treating the 20% of patients whose coronary arteries remain closed or occluded even after aggressive thrombolitic and anticoagulent treatments.

Tin-117m DTPA for Reduction of Pain Due to Metastatic Cancer to the Bone

Diatide is conducting Phase 2 clinical trials of Tin-117m DTPA as a therapy for the reduction of pain due to metastatic cancer to the bone. Diatide has licensed the exclusive worldwide rights to Tin-117m DTPA under a royalty-bearing license from Associated Universities Inc., the operator of Brookhaven National Laboratories. These rights include an issued United States composition of matter patent. This compound is comprised of the radioisotope Tin-117m, which has an affinity for bone, combined with DTPA. DPTA is a common organic compound that is used to make Tin-117m soluble so that it will remain in the circulatory system until it reaches the bone.

Disease Background. The three most prevalent cancers, prostate, breast and lung, metastasize to the bone in approximately 45% to 75% of patients. In 1997, there were approximately 210,000 new cases of prostate cancer, 180,000 new cases of breast cancer and 180,000 new cases of lung cancer in the United States.

Competing Therapies. The normal course of treatment for the bone pain associated with these cancers has been external beam radiation, chemotherapy, analgesics and opiates. These methods are costly and lead to a poor quality of life in late-stage patients.

In 1993, the first therapeutic radiopharmaceutical for this indication, Metastron, was approved for routine use by the FDA. The FDA approved a second therapeutic radiopharmaceutical, Quadramet(R), in 1997. Both Metastron and Quadramet have been shown to significantly reduce metastatic bone pain for up to six months with a single injection.

Potential Advantages of Tin-117m DTPA. Diatide believes that radiopharmaceuticals are well suited for this type of therapy because they can deliver a high level of radiation to multiple metastases. However, Metastron, Quadramet and certain other radioisotopes for the reduction of pain due to metastatic cancer to the bone that are under development are dose limited due to myelosuppression, the destruction of bone marrow cells, which is the source of white blood cells and platelets. Myelosuppression is a particular problem for patients suffering from breast cancer, who already have suppressed bone marrow due to chemotherapy.

Because of the radiation characteristics of Tin-117m and based on published data for other radioisotopes, Diatide believes that Tin-117m will result in less myelosuppression than other radioisotopes. In addition, Metastron and Quadramet are approved for a limited subset of patients with cancer bone pain. Diatide is testing Tin-117m for its efficacy in palliating bone pain in a broader range of cancer patients.

Clinical Trial Results. Diatide is conducting a Phase 2 trial of Tin-117m DTPA to evaluate the safety and efficacy of three dose levels of Tin-117m DTPA against Metastron for palliation of bone pain from bone metastases in patients with prostate cancer. The trial will involve approximately 100 patients and is due to complete enrollment in 1999.

A dose-escalating Phase 2 clinical trial of Tin-117m DTPA was begun by BNL and completed by Diatide in 1995. This Phase 2 clinical study was conducted at four sites in the United States and involved 47 patients. Tin-117m DTPA was well tolerated by all patients with no drug related clinically significant adverse side effects. Approximately 70% of the patients in this study were noted to experience complete or partial pain relief.

Corporate Collaborations

A key element of Diatide's business strategy is to enter into collaborations with pharmaceutical companies to secure financial support for its research and development activities and to enhance the sales and marketing, distribution and promotion of Diatide's products worldwide upon receipt of requisite regulatory approvals. Diatide is a party to one such collaboration, with Nycomed, and is actively seeking additional collaborations with respect to its Techtide programs that are not subject to Nycomed's options and its Theratide and Tin-117m DTPA therapeutic programs.

Nycomed Collaboration

In August 1995, Diatide entered into a comprehensive strategic alliance relating to its Techtides with Nycomed. The strategic alliance provided for research and development support and a marketing collaboration. In August 1998, Nycomed terminated the research and development support, effective December 31, 1998.

At the time the alliance was established, Nycomed made a $10 million equity investment in Diatide. Through December 31, 1998, Nycomed made additional payments totalling approximately $14 million to Diatide for research and development support and achieving certain development milestones. Diatide will be entitled to an additional $2 million milestone payment from Nycomed upon FDA approval of Diatide's NDA covering NeoTect. Nycomed is one of the world's leading producers of medical imaging agents, with net worldwide revenues from medical imaging operations of approximately $1.1 billion in 1997.

Under Diatide's agreements with Nycomed, Diatide granted Nycomed an option to obtain exclusive co-promotion rights with respect to Diatide's Techtides in the United States and an option to obtain exclusive distribution and license rights with respect to these Techtides in Europe, South Africa and certain countries in the Middle East. Nycomed has exercised its co-promotion and licensing options with respect to AcuTect and NeoTect.

As a result of Nycomed having terminated its research and development support, Nycomed has no rights to co-promote in the United States any additional Techtides and its option to license additional Techtides in Europe, South Africa and certain countries in the Middle East is limited to P748, P483H and P773. As to each such additional Techtide, the license option is exercisable by Nycomed at any time prior to the expiration of the 60-day period following the date on which Diatide enrolls its first patient in a Phase 3 clinical trial with respect to such Techtide.

Under the United States co-promotion agreement, Nycomed is required to market and promote, on a joint basis with Diatide, AcuTect and NeoTect. Nycomed has primary responsibility for promoting products to group purchasing organizations, hospital pharmacies and other relevant departments at hospitals. Diatide has primary responsibility for promotion to commercial radiopharmacies. Nycomed's United States co-promotion rights with respect to these Techtides will expire on the fifth anniversary of the first sale of the product in the United States. In certain limited cases involving additions to the indications of a previously optioned product, Nycomed may extend the term of its co-promotion rights up to an additional five years by agreeing to fund 50% of Diatide's costs of conducting the Phase 3 clinical trials required with respect to such additional indications. Diatide retains the right to manufacture Techtides which are subject to this co-promotion arrangement. Diatide is required to pay Nycomed a specified percentage of United States adjusted net sales of each co-promoted Techtide.

Under the distribution and license agreement, Nycomed is required to make certain milestone payments to Diatide upon the achievement of specified regulatory objectives with respect to Techtides that Nycomed exercises its option to distribute and license. In 1998, Nycomed paid to Diatide $4 million in milestone payments. In addition, Nycomed is required to pay running royalties as to such Techtides based on a percentage of Nycomed's net sales in the licensed territory. Diatide generally is responsible for conducting all required clinical trials of Techtides licensed by Nycomed. Nycomed is responsible for prosecuting the marketing approval applications in the licensed territory and the funding of additional market studies to support the marketing of licensed products. Nycomed is required to purchase from Diatide, and Diatide is required to supply to Nycomed, Nycomed's requirements of licensed products at specified transfer prices.

Diatide has agreed that generally it will not market or sell in the licensed territory (including the United States during the term of the co-promotion agreement in the case of AcuTect and Neotect) any substantially similar product that is targeted at the same receptor and has substantially the same clinical indications as any Techtide for which Nycomed has exercised its option to distribute and license.

Marketing and Distribution

Diatide plans to market both the diagnostic and therapeutic products for which it obtains regulatory approval primarily through co-marketing, licensing and distribution arrangements with pharmaceutical company collaborators. For example, Diatide is currently marketing AcuTect in the United States through its co-promotion arrangement with Nycomed. Subject to obtaining necessary regulatory approvals, Diatide expects to co-promote NeoTect in the United States with Nycomed and that Nycomed will market both AcuTect and NeoTect in Europe, certain countries of the Middle East and South Africa pursuant to the licenses granted to it by Diatide. Diatide believes that this approach will both increase market penetration and commercial acceptance of its products and enable Diatide to avoid the need to expend significant funds to develop a large sales force.

In the United States, Diatide expects that its in-house sales force primarily will market Diatide's products to commercial radiopharmacies. These radiopharmacies currently serve as the distribution channel for approximately 80% of all unit dose radiopharmaceuticals sold in the United States. Diatide anticipates that its marketing organization initially will consist of a small number of sales representatives, coordinated by a director of sales and marketing and assisted by a small marketing and technical support group. As of February 28, 1999, Diatide employed seven persons in marketing and sales functions.

Because Diatide's Techtides are being designed for imaging of some disease states that have not previously been diagnosed with radiopharmaceuticals, Diatide believes that a successful marketing program will require significant efforts to familiarize attending physicians with the availability and attributes of these products. In this regard, Diatide has implemented a range of programs to familiarize physicians with AcuTect, including grand rounds programs in which recognized physicians conduct seminars in hospitals to educate other physicians about AcuTect, targeted AcuTect sampling programs, "seed trials" for exploring off label indications and publication of case studies. Diatide expects to look to its pharmaceutical company partners, which typically have large sales forces, to detail Diatide's products with hospital physicians, such as nuclear medicine physicians and radiologists, as well as referring physicians, such as oncologists, cardiologists and vascular surgeons.

Manufacturing

The principal components of Diatide's Techtides and most of Diatide's Theratides are synthetic peptides and radioisotopes, such as technetium and rhenium. Technetium is a commonly used radioisotope which emits or signals that can be detected using widely available nuclear medicine diagnostic equipment. The peptides are synthesized from readily available amino acids. The production process involves inexpensive and well-established solid phase peptide synthesis technology. Technetium and rhenium radioisotopes are available from a variety of commercial suppliers and are inexpensive.

Diatide synthesizes the peptides that it requires for its research activities. Diatide purchases the peptides required for clinical trials of its Techtides and commercial production of AcuTect from a large pharmaceutical manufacturer. This manufacturer produces synthetic peptides in accordance with the FDA's requirements for current Good Manufacturing Practice ("cGMP"). Diatide contracts with other third parties for the assembly and shipment of AcuTect. Diatide expects to enter into similar arrangements with respect to the manufacture, assembly and shipment of NeoTect and its other Techtides and Theratides.

Diatide packages and ships AcuTect and plans to package and ship its other Techtides in the form of non-radioactive ("cold") kits consisting only of the Diatide-engineered peptide. Prior to administration, a commercial or hospital radiopharmacy combines technetium-99 with the peptide, which is designed to permit this coupling to occur in a simple process. In some cases, heating of the synthetic peptide/technetium mixture is expected to be required for a short period of time to facilitate coupling. This heating process is customary in the preparation of radiopharmaceuticals.

The manufacturing process for Tin-117m DTPA is more complicated than that used for Techtides. Diatide expects that Tin-117m DTPA will be radiolabelled when supplied and will have approximately a 30-day shelf life. Diatide has entered into an arrangement with a third-party manufacturer to supply it with the Tin-117m DTPA required for clinical trials of this compound. Diatide expects to enter into a similar arrangement for the supply of commercial quantities of this compound if it obtains regulatory clearance for commercial sale.

Concurrently with the development of its Theratides, Diatide is developing and evaluating different manufacturing processes for its Theratides, giving due consideration to the cost, availability and characteristics of the components of the Theratides.

Any manufacturing operations by Diatide will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of certain materials and waste products.

Patents, Trade Secrets and Licenses

Patented protection for Diatide's product candidates, processes and know-how is very important to Diatide's business. Diatide's policy is to file patent applications to protect technology, inventions and improvements that are considered important to the development of its business. Diatide also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

Diatide Patents and Patent Applications. Diatide owns 42 United States patents. Thirteen of these patents cover technology relating to labeling peptides with technetium. Two were acquired from Receptor Laboratories and cover a method of generating and screening peptide libraries. Ten of Diatide's patents cover the composition of matter of AcuTect, and five cover the composition of matter of NeoTect. Eleven cover peptide agents for imaging and therapy of tumors, and eleven cover technetium-labeled peptides for imaging inflammation. Diatide also has over 40 pending United States patent applications for a wide variety of technologies relating to labeling peptides with technetium, as well as specific compositions of matter useful for nuclear medicine imaging of thrombosis, tumors and inflammation due to infection. Diatide has sought corresponding foreign patent protection in other major industrial countries in respect of its most commercially important technologies. To date, Diatide has been granted 20 patents in South Africa, 14 patents in Australia, 13 patents in Europe, and one patent in Japan.

Licenses From Third Parties. Diatide has licensed various patents and other technology from third parties pursuant to license agreements, including exclusive licenses from the NIH, New England Deaconess Hospital and Associated Universities Inc., the operator of Brookhaven National Laboratories, and non-exclusive licenses from Centocor, Inc. and Merck & Co., Inc. Among other things, these licenses cover the products that Diatide is developing for nuclear medicine imaging of atherosclerotic plaque, the treatment of bone pain associated with metastatic cancer, thrombus (pulmonary embolism imaging and technology related to a component of AcuTect. These third party licenses impose various commercialization, sublicensing, royalty and other payment, insurance and other obligations on Diatide.

Patent Interference With RhoMed. In December 1998, the United States Patent and Trademark Office declared an interference between a patent application filed by Diatide and a patent issued to RhoMed Incorporated, a wholly-owned subsidiary of Palatin Technologies, Inc. Diatide's pending application is intended to provide protection for an element of AcuTect. Diatide has been named as the senior party in the interference proceeding thereby placing the burden of proving prior inventorship on Palatin.

Confidentiality Agreements. Diatide's practice is to require its employees, consultants, members of its Scientific Advisory Board, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with it. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Diatide is to be kept confidential and not disclosed to third parties, subject to a right to publish certain information in the scientific literature in certain circumstances and subject to other specific exceptions. In the case of employees, the agreements provide that all inventions conceived by the individual shall be the exclusive property of Diatide

Government Regulation

The research, testing, manufacture, labeling, distribution, sale, marketing, promotion and advertising of Diatide's products and its ongoing research and development activities are subject to extensive and rigorous regulation by governmental authorities in the United States and other countries.

FDA Approval

In the United States, pharmaceutical products intended for therapeutic or diagnostic use in humans are subject to rigorous and extensive FDA regulation before and after approval. The process of completing preclinical studies and clinical trials and obtaining FDA approvals for a new drug can take a number of years and requires the expenditure of substantial resources.

The steps required before a new pharmaceutical product for human use may be marketed in the United States include:

     o    preclinical tests;

     o submission to the FDA of an IND application, which must become effective before human clinical trials may commence;

     o adequate and well-controlled human clinical trials to establish the safety and effectiveness of the product;

     o submission of an NDA to the FDA, which application is not automatically accepted for consideration by the FDA; and

     o FDA approval of the NDA prior to any commercial sale or shipment of the product.

These required steps apply to products intended for diagnostic as well as therapeutic use. However, the clinical testing of diagnostic products may in some cases take less time to complete than that of therapeutic products because therapeutic products must be shown to cure, mitigate, treat, or prevent disease.

Preclinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information of a product's pharmacology and toxicology and to identify any safety problems that would preclude testing in humans. Products must generally be manufactured according to cGMP. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice ("GLP"). The results of the preclinical tests are submitted to the FDA as part of an IND application. The FDA reviews these results prior to the commencement of human clinical trials. Unless the FDA objects to, or makes comments or raises questions concerning, an IND, the IND will become effective 30 days following its receipt by the FDA, at which time initial clinical studies may begin. However, companies often obtain affirmative FDA approval before beginning such studies.

Clinical trials involve the administration of the investigational new drug to healthy volunteers and to patients under the supervision of a qualified principal investigator. The sponsor must conduct the clinical trials in accordance with the FDA's Good Clinical Practice requirements under protocols that detail, among other things, the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. The protocol must be submitted to the FDA as part of the IND. Further, the sponsor must conduct each clinical study under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

Clinical trials are typically conducted in sequential phases, although the phases may overlap.

     o Phase 1. In Phase 1, the investigational new drug usually is administered to between 10 and 50 healthy human subjects and is tested for safety, dosimetry, tolerance, metabolism, distribution, excretion and pharmacokinetics.

     o Phase 2. Phase 2 involves studies in a limited patient population, usually 10 to 70 persons, to evaluate the effectiveness of the investigational new drug for specific indications, determine dose response and optimal dosage and identify possible adverse effects and safety risks.

     o Phase 3. When an investigational new drug is found to have an effect and to have an acceptable safety profile in Phase 2 evaluation, Phase 3 trials are undertaken to further test for safety, further evaluate clinical effectiveness and to obtain additional information for labelling. Phase 3 trials are conducted in an expanded patient population at geographically dispersed clinical study sites.

The FDA may at any time impose a clinical hold on ongoing clinical trial at any time if it is felt that the participants are being exposed to an unanticipated or unacceptable health risk. In addition, Diatide may suspend clinical trials for the same reasons. If the FDA imposes a clinical hold, clinical trials may not recommence without prior FDA authorization and then only under terms authorized by the FDA.

It is customary in the nuclear medicine imaging industry to conduct pilot studies in a limited patient population, usually 3 to 25 persons, to determine whether the product candidate warrants further clinical trials based on preliminary indications of efficacy. These pilot studies may be performed in the United States after an IND has become effective or outside of the United States prior to the filing of an IND in the United States in accordance with government regulations and institutional procedures.

In order to obtain marketing approval of a product in the United States, Diatide is required to submit an NDA to the FDA. The NDA includes the results of the pharmaceutical development, preclinical studies, clinical studies, chemistry and manufacturing data and the proposed labelling. The FDA may refuse to accept the NDA for filing if certain administrative and NDA content criteria are not satisfied. Even after accepting the NDA for review, the FDA may require additional testing or information before approving the NDA. The FDA must deny an NDA if applicable regulatory requirements are not ultimately satisfied. If regulatory approval of a product is granted, such approval may require post-marketing testing and surveillance to monitor the safety of the product or may entail limitations on the indicated uses for which it may be marketed. Finally, the FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

In addition to product approval, Diatide is required to obtain a satisfactory inspection by the FDA covering its manufacturing facilities or the facilities of its suppliers before it is permitted to market the product in the United States. The FDA will review the manufacturing procedures and inspect the manufacturer's facilities and equipment for compliance with GMP and other requirements. Any material change in the manufacturing process, equipment or location necessitates additional preclinical and/or clinical data and additional FDA review and approval before marketing.

Foreign Regulatory Approval

Diatide is required to obtain the approval of governmental regulatory authorities comparable to the FDA in foreign countries prior to the commencement of clinical trials and subsequent marketing of a pharmaceutical product in such countries. This requirement applies even if Diatide has obtained FDA approval in the United States. The approval procedure varies from country to country. The time required may be longer or shorter than that required for FDA approval. A centralized procedure is effective for the Member States of the European Union and certain other countries who have agreed to be bound by the approval decisions of the EMEA.

Pharmaceutical products generally may not be freely exported from the United States until the FDA has approved the product for marketing in the United States. However, a company may apply to the FDA for permission to export finished products to a limited number of countries prior to obtaining FDA approval for marketing in the United States if the products are covered by an effective IND or a pending NDA and certain other requirements are met.

Other Regulation

In addition to regulations enforced by the FDA, Diatide also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Diatide's research and development involve the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although Diatide believes that its safety procedures for storing, handling, using and disposing of such materials comply with the standards prescribed by applicable regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, Diatide could be held liable for any damages that result. Any such liability could have a material adverse effect on Diatide.

Competition

Diatide is subject to intense competition with respect to both its diagnostic and therapeutic products. Certain radiopharmaceuticals already have been approved for sale for the diagnosis or treatment of the indications targeted by Diatide's products under development. In particular, OctreoScan, a peptide-based radiopharmaceutical using the radioisotope indium-III, is available for the diagnosis of neuroendocrine tumors, Ceretec, a radiopharmaceutical labeled with technetium, is available for imaging of inflammation due to infection, and Metastron and Quadramet are available for the reduction of pain due to metastatic cancer to the bone.

With respect to Diatide's diagnostic products, there are several well established medical imaging modalities that currently, and will continue to, compete against nuclear medicine imaging. These modalities include x-rays, CT, MRI, ultrasound and other nuclear medicine imaging approaches. In addition, Diatide is aware of a number of companies which are developing and testing peptide based radiopharmaceuticals for diagnostic purposes.

There are alternative therapeutics available for the treatment of cancer indications that are the subject of Diatide's therapeutic programs. These competitive development activities include radiolabeled monoclonal antibodies
(MABs) for non-Hodgkins lymphoma and neuroendocrine tumors, vaccines for non-small cell lung cancer, and non-radiolabeled MABs which target changing the physiology that supports tumor growth.

Key competitive factors affecting these technologies and products include:

     o    effectiveness
     o    safety
     o    reliability
     o    availability
     o    price
     o    patent position

Another important factor is the timing of market introduction of Diatide's or competitive products. Accordingly, the relative speed with which Diatide can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market is expected to be an important competitive factor.

Diatide's competitive position will also depend upon its ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop patented products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales.

Employees

As of December 31, 1998, we had 88 full-time employees, of whom 15 hold Ph.D. degrees, two hold M.D.s and 19 hold other advanced degrees. Sixty-three of these employees are engaged in research and development activities and 25 are employed in finance and general and administrative activities. Many of Diatide's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies, particularly in the imaging field. None of Diatide's employees is covered by a collective bargaining agreement. Management considers relations with its employees to be good.


ITEM 2.   PROPERTIES

Diatide leases laboratory and office space in two facilities. The first lease, for approximately 20,000 square feet in Londonderry, New Hampshire, expires in December 1999. The second lease, approximately 11,000 square feet in Bedford, New Hampshire, expires in May 2000. Diatide expects to renew both of the leases in 1999 on similar terms to the existing leases.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS to a VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1998.

Executive Officers

The following table provides information concerning the executive officers of the Company:

                             ---------------------------------

               Name                  Age                     Position
               ----                  ---                     --------
Executive Officers:
Richard T. Dean, Ph.D. . . . . .      51    President, Chief Executive Officer, and Director
Ronald B. Kinder. . . . . . . . .     50    Executive Vice President, Chief Operating Officer and Secretary
Daniel F. Harrington . . . . . .      42    Vice President, Chief Financial Officer, and Treasurer
Gerald F. Eisen. . . . . . . . .      50    Vice President of Clinical Operations

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

Ronald B. Kinder, Executive Vice President, Chief Operating Officer and Secretary, joined the Company in April 1994. Prior to joining the Company, Mr. Kinder served as Vice President and General Manager of Teledyne Waterpik, Inc., a medical products company, from 1989 to 1994. From 1986 to 1989, Mr. Kinder served as Director of Marketing and Sales for Gambro, Inc., a medical technology products company, and from 1970 to 1986, Mr. Kinder served in a variety of positions at Mallinckrodt, most recently as Director of Marketing, Diagnostic Products Division. Mr. Kinder received a B.A. in zoology from the University of Missouri and a M.B.A. from St. Louis University.

Daniel F. Harrington, Vice President, Chief Financial Officer and Treasurer, joined the Company in December 1996. Prior to joining the Company, Mr. Harrington served as Chief Financial Officer of GenRad, Inc., an electronic systems and software company, during 1996 and Vice President of Financial Planning and Analysis during 1995. From 1993 to 1995, Mr. Harrington served as Director of Operations Finance & Logistics at Waters Corporation, an analytical instrument company, and from 1987 to 1993 served in a variety of positions at Millipore Corporation, a purification technology company, most recently as Director of Finance. Mr. Harrington received a BA in Economics from St. Anslem College.

Gerald F. Eisen, Vice President, Clinical Operations, joined the Company in July 1998. Prior to joining the Company, Mr. Eisen served as Senior Director of Clinical Affairs of Genzyme Corporation, a biopharmaceutical company, from 1997 to 1998 and as Director of Clinical Affairs from 1995 to 1997. From 1977 to 1994 Mr. Eisen served in a variety of positions at Janssen Pharmaceutica, Inc., a pharmaceutical company, most recently as Associate Director of Clinical Research. Mr. Eisen received a BS in biology from Waynesburg College.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Diatide's Common Stock is traded on the Nasdaq National Market. Diatide's trading symbol is "DITI". The following table summarizes the high and low sales prices per share of the Common Stock for the periods indicated below as reported on the Nasdaq National Market.


          Period                                                      High       Low
          ------                                                      ----       ---
1997
First Quarter . . . . . . . . . . . . . . . . . . . . . . . . .      $  7 7/8  $ 6 1/4
Second Quarter  . . . . . . . . . . . . . . . . . . . . . . . .      $  6 7/8  $ 4 1/2
Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . .      $ 14 1/8  $ 5
Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . .     $ 12 1/4  $ 5 7/8
1998
First Quarter. . . . . . . . . . . . . . . . . . . . . . . . . .     $ 11 1/8  $ 8 1/8
Second Quarter. . . . . . . . . . . . . . . . . . . . . . . . .      $ 10 3/4  $ 6 7/8
Third Quarter. . . . . . . . . . . . . . . . . . . . . . . . . .     $ 10 1/8  $ 5 5/8
Fourth Quarter. . . . . . . . . . . . . . . . . . . . . . . . .      $  8 1/4  $ 4 1/2
1999
First Quarter (through March 12, 1999)                               $  8 1/2  $ 4 11/16

The reported closing price of the Common Stock on the Nasdaq National Market on March 12, 1999 was $ 5 1/16. There were approximately 132 stockholders of record at December 31, 1998.

We have not paid cash dividends on Diatide Common Stock. Diatide does not intend to pay cash dividends on its Common Stock in the foreseeable future.

On January 19, 1999, the Company completed the sale of 825,309 shares of Series B Convertible Preferred Stock to two investors in a private transaction for $6.0 million, net of issuance costs. The securities were sold in reliance on the exemption afforded by Section 4 (2) of the Securities Act of 1933. The Series B Convertible Preferred Stock is convertible into shares of the Company's Common Stock on a one-for-one basis, subject to adjustment for certain events. The Company also issued Common Stock Purchase Warrants to the investors to purchase in the aggregate 123,795 shares of Common Stock at an exercise price of $8.72 per share. The Warrants will expire on January 19, 2001.

ITEM 6.   SELECTED FINANCIAL DATA

                                                 Year Ended December 31,
                                    ---------------------------------------------------
                                      1998       1997      1996      1995      1994
                                      ----       ----      ----      ----      ----
                                         (in thousands, except per share amounts)

Statement of Operations Data:
Revenues . . . . . . . . . . . . . $  6,385  $  4,140  $  2,606  $ 1,519    $   208
Costs and expenses:
     Cost of products sold  . . .        89        --        --       --         --
     Research and development (3)    10,940    11,762    11,976    6,556      4,445
     Selling, general and
        administrative (3) . . . .    6,229     4,172     3,167    1,636      1,714
                                    -------   -------   --------  -------   -------
Loss from operations . . . . . . .  (10,873)  (11,794)  (12,537)  (6,673)    (5,951)
Interest income  . . . . . . . . .      664       807       721      306        199
Interest expense . . . . . . . . .       (8)       (2)      (18)     (46)        (7)
                                    -------   --------   --------  -------   -------
Net loss  . . . . . . . . . . . .  $(10,217) $(10,989) $(11,834) $(6,413)   $(5,759)
                                   ========   =======  ========  =======    =======
Net loss and pro forma net loss
  per share (1)(2)                 $  (0.97) $  (1.05) $  (1.28) $ (0.92)
                                   ========  ========  ========  =======
Shares used in computing net
  loss and pro forma net loss
  per share (1)(2). . . . . . . .    10,562    10,487     9,252    6,958

                                                        December 31,
                                    ---------------------------------------------------
                                      1998       1997      1996      1995      1994
                                      ----       ----      ----      ----      ----
                                                      (in thousands)

Balance Sheet Data:
Cash, cash equivalents and
  marketable securities . . . . . .  $  7,664  $ 17,533   $ 16,787  $ 9,078  $  2,710
Working capital . . . . . . . . .       5,008    14,880     13,612    8,227     1,899
Total assets  . . . . . . . . . .      10,273    19,016     18,315   10,652     3,696
Long-term debt, net of current
  portion. . . . . . . . . . . . .        251        10         13       89       286
Deficit accumulated during the
    development stage. . . . . . .    (55,387)  (45,170)   (34,181) (22,347)  (15,934)
Total stockholders' equity . . . .      6,126    15,908     14,684    9,281     2,492

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

(3) Reclassifications of intellectual property costs from research and development to selling, general and administrative were made to 1997 and 1996 statements to conform to the current year presentation.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

Diatide is a specialty pharmaceutical company engaged in the discovery, development and commercialization of patented imaging and therapeutic drugs. In September 1998, we received marketing approval from the FDA of our Techtide AcuTect. We began marketing AcuTect in the U.S. in October 1998 with our corporate partner Nycomed. In June 1998, we submitted to the FDA an NDA for NeoTect (formerly P829), for diagnosing malignancy of lung masses, and received notification that its NDA was assigned priority status. In December 1998 we received a letter from the FDA stating that the NDA for NeoTect is approvable, subject to Diatide clarifying certain details and formally agreeing to conduct certain Phase 4 studies. However, the FDA has not yet granted marketing approval for NeoTect, and there can be no assurance that such approval will be granted or as to the timing of such approval.

All revenues received by Diatide from inception through December 31, 1998 have resulted from research and development support payments and the option exercise payments and the milestone fees for AcuTect and NeoTect from Nycomed under the Company's collaborative agreements with Nycomed, research grants from the National Institutes of Health and the Department of Defense, fees received for entering into option agreements with a pharmaceutical company and, in the fourth quarter of 1998, product sales of AcuTect.

Diatide has incurred net losses since its inception. We expect to incur additional significant operating losses over the next 12 to 24 months. We also expect cumulative net losses to increase during the initial marketing of AcuTect and as the Company's research and development and clinical trial efforts continue. We expect that research and development expenses during 1999 will be at approximately the same level as in 1998 as we continue more advanced preclinical studies and late-stage clinical trials. We expect personnel and patent costs will increase in the future. Patent costs also would increase if Diatide became involved in litigation or administrative proceedings involving its patents or those of third parties. We expect manufacturing, marketing, sales, and distribution costs will increase in the future to support the commercialization of AcuTect and NeoTect. Diatide has incurred cumulative net losses since inception through December 31, 1998 of $55,387,000.

Results of Operation

Years Ended December 31, 1998 and 1997

     Revenues. Diatide had revenues of $6,385,000 and $4,140,000 for the years ended December 31, 1998 and 1997, respectively. Revenues in 1998 included $2,000,000 of research and development support payments, a $2,000,000 milestone fee for the filing of an NDA for NeoTect and a $2,000,000 milestone fee for the FDA approval of AcuTect, all paid to Diatide by Nycomed under Diatide's collaborative agreements with Nycomed. Revenues in 1998 also included $207,000 of contract revenues received under research grants from the NIH and, in the fourth quarter, $177,000 from initial sales of AcuTect. Revenues in 1997 were comprised of $140,000 of contract revenues received under grants from the NIH and $2,000,000 of research and development support payments and a $2,000,000 milestone payment for the FDA filing of an NDA for AcuTect paid to Diatide by Nycomed under Diatide's collaborative agreements with Nycomed. In August 1998, Nycomed terminated its obligation to make further research and development support payments to Diatide, effective December 31, 1998.

     Research and development. During the years ended December 31, 1998 and 1997, we expended $10,940,000 and $11,762,000, respectively, on research and development activities. Research and development costs in 1998 reflect the preparation and filing of an NDA for NeoTect and increased research activity for therapeutic drugs. Research and development costs in 1997 reflect the preparation and filing of an NDA for AcuTect and NeoTect clinical trial costs.

In 1995, Diatide recorded deferred compensation of $1,663,000 related to the grant of stock options to employees involved in research and development, which is being amortized over the vesting periods of such options (generally five years). Research and development expenses in 1998 and 1997 included $137,000 and $321,000, respectively, of amortization expense related to this deferred compensation.

     Selling, general and administrative. Diatide's selling, general and administrative expenses were $6,229,000 and $4,172,000 in 1998 and 1997, respectively. The $2,057,000 increase in 1998 resulted from increases in promotional costs, including staffing and outside services shared with Nycomed under our co-promotion agreement, to support the Company's marketing launch of AcuTect and increases in staffing and related costs required to support an increased level of activities for commercial operations.

     Interest. Interest income was $664,000 in the year ended December 31, 1998 compared with $807,000 in the year ended December 31, 1997, reflecting a decrease in the level of cash, cash equivalents and marketable securities during 1998 compared to 1997.

     Net loss. As a result of the above factors, Diatide incurred net losses of $10,217,000 and $10,989,000 in the years ended December 31, 1998 and 1997, respectively.

Years Ended December 31, 1997 and 1996

     Revenues. We had revenues of $4,140,000 and $2,606,000 in 1997 and 1996, respectively. Revenues in 1997 were comprised of $2,000,000 of research and development support payments and a $2,000,00 milestone fee for the FDA filing of an NDA for AcuTect received by Diatide under its collaborative agreements with Nycomed and $140,000 of contract revenues under research grants. Revenues in 1996 were comprised of $2,000,000 of research and development support payments received by Diatide under its collaborative agreements with Nycomed and $106,000 of contract revenues under research grants and a $500,000 option exercise payment for NeoTect.

     Research and development. During 1997 and 1996, we expended $11,762,000 and $11,976,000, respectively, on research and development activities. The $214,000 decrease in 1997 resulted from reduced clinical trial activity for AcuTect in 1997 as compared to 1996 and the timing of costs of other clinical trials, which were offset in part by increases in staffing and increased clinical trial activity for NeoTect in 1997 as compared to 1996.

In 1995, Diatide recorded deferred compensation of $1,663,000 related to the grant of stock options to employees involved in research and development, which is being amortized over the vesting periods of such options (generally five years). Research and development expenses in 1997 and 1996 included $321,000 and $334,000, respectively, of amortization expense related to this deferred compensation.

     Selling, general and administrative. The Company's selling, general and administrative expenses were $4,172,000 and $3,167,000 in 1997 and 1996, respectively. During 1997, increases in staffing and related costs were required to support the Company's anticipated increased level of activities for commercial operations.

     Interest. Interest income was $807,000 in 1997 compared with $721,000 in 1996, reflecting a higher level of cash, cash equivalents and marketable securities during 1997 resulting from the proceeds of the Company's initial public offering in June 1996 and issuance of Series A convertible preferred stock and common stock warrants in September 1997. Interest expense in 1997 and 1996 was $2,000 and $19,000, respectively, comprised primarily of interest incurred on borrowings to finance the purchase of equipment and leasehold improvements. During the third quarter of 1996, we repaid our bank borrowings.

     Net Loss. As a result of the above factors, Diatide incurred net losses of $10,989,000 and $11,834,000 in 1997 and 1996, respectively.

Liquidity and Capital Resources

In September 1997, Diatide issued 1,210,256 shares of Series A convertible preferred stock and warrants to purchase 181,538 shares of Common Stock to three institutional investors in a private offering, raising $11.6 million of net proceeds. We completed our initial public offering of 2,200,000 shares of Common Stock in June 1996, raising approximately $16.4 million of net proceeds. As of December 31, 1998, we had $7,664,000 of cash, cash equivalents and marketable securities and working capital of $5,008,000. In January 1999, Diatide issued 825,309 shares of Series B convertible preferred stock and warrants to purchase 123,795 shares of common stock to two institutional investors in a private offering, raising $6.0 million of net proceeds.

Our future capital requirements will depend on many factors, including:

[box]   revenues and margins on sales of AcuTect;
[box] continued progress in our research and product development programs, as well as the magnitude of these programs;
[box]   the scope and results of preclinical studies and clinical trials;
[box]   the time and costs involved in obtaining regulatory approvals;
[box]   competing technological and market developments;
[box] our ability to establish and maintain collaborative academic and commercial research, development and marketing relationships;
[box]   the costs and success of commercialization activities and arrangements;
[box] the costs involved in preparing, filing, prosecuting,maintaining and enforcing patent claims and other patent-related costs, including litigation costs; and
[box] the costs of obtaining any required licenses of third parties' technologies.

During 1998 and 1997, Diatide's capital expenditures totaled $858,000 and $388,000, respectively, primarily for the development of business information systems to support commercial operations and the acquisition of certain laboratory equipment and furniture and fixtures in 1998 and laboratory and computer equipment in 1997. We expect 1999 capital expenditures to approximate the 1997 level.

Based upon our current operating plan, we anticipate that our existing capital resources, together with anticipated product revenues from sales of AcuTect, will be adequate to satisfy our capital requirements through 1999. However, the timing and extent of our capital requirements will be materially dependent on the actual level of product sales and the margin on such sales. In the future, we may be required to raise additional funds, including through collaborative relationships and public or private financings. Such additional financing may not be available to us or may not be available on acceptable terms.

With the termination of the research and development relationship with Nycomed, Diatide has no committed external sources of capital, and as noted above, expects to incur significant operating losses over the next 12 to 24 months. The Company intends to seek additional equity, debt and lease financing to fund future operations, depending upon the terms on which such sources of funding may be available from time to time. In addition, the Company intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs, including the future development and commercialization of its Techtide programs (other than the programs covered by Nycomed's options), its Sn-117m DTPA program and its Theratide program. If we are unable to obtain adequate funding on a timely basis, we may be required to significantly curtail one or more of our research or product development programs, or we also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

Impact of Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This includes our scientific and manufacturing equipment containing computer-related components. This could result in a system failure or miscalculations causing disruptions of operations or inaccuracies in computer output.

We have developed a strategy to address the potential exposures related to the impact on our computer systems and equipment for the year 2000 and beyond. Our plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. We recently completed the implementation of enterprise-wide business information systems to support commercial operations at a cost of approximately $512,000 to date. These systems are Year 2000 compliant. To date, we have completed our assessment of other information and operational systems, including scientific and manufacturing control systems and equipment, that could be significantly affected by the Year 2000. That assessment indicated that software and hardware (embedded chips) used in certain scientific equipment could be significantly affected by the Year 2000. We are 20% complete on the remediation phase for this equipment. We expect to complete remediation efforts no later than September 30, 1999. Testing and implementation of affected equipment is expected to be complete by November 30, 1999.

Because Diatide has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to Diatide, we are also subject to risks associated with such third parties' Year 2000 issues. These third parties include financial institutions, customers, distributors, suppliers, vendors, research partners and governmental entities. If significant numbers of these third parties experience failures on their computer systems or equipment due to Year 2000 non-compliance, it could affect our ability to process transactions, manufacture products, or engage in similar normal business activities. We have instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues. To date, we are not aware of any third party Year 2000 issue that would materially impact Diatide's results of operations, liquidity or capital resources. However, Diatide has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact Diatide. The effect of non-compliance by external agents is not determinable. We have contingency plans for certain critical applications provided by third parties and are working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

The total cost of the Year 2000 systems assessments and conversions, excluding the recently implemented business information systems, is funded through operating cash flows. Diatide is expensing or capitalizing these costs as appropriate in accordance with generally accepted accounting principles. We currently expect such amount to be less than $100,000. The actual financial impact could, however, exceed this estimate.

Our plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Risk Factors."

Risk Factors

We Are At An Early Stage of Development

We were founded in February 1990 and only introduced our first product into the market in October 1998. All but two of our products are in research or development. The products that we have not yet completed developing will require additional research and development, extensive preclinical studies and clinical trials and regulatory approval prior to any commercial sales.

We Are Subject to Technological Uncertainty in Our Development Efforts

We must successfully address a number of technological challenges to complete the development of certain of our potential products. These products may not be efficacious or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may prevent or limit commercial use. The use of synthetic peptides in radiopharmaceuticals, which is central to our technology, is new to nuclear medicine. We believe that the FDA has granted marketing approval of only two imaging products, including AcuTect, based on this scientific approach and has not approved any therapeutic products based on this approach.

There Are Uncertainties Related to Clinical Trials

In order to obtain regulatory approvals for the commercial sale of any of our products under development, we will be required to demonstrate through preclinical testing and clinical trials that the product is safe and efficacious. We currently are conducting preclinical tests and clinical trials of a number of potential products. The results from preclinical testing and early clinical trials of a product that is under development may not be predictive of results that will be obtained in large-scale later clinical trials. We may not be able successfully to complete those clinical trials that we initiate. In addition, we may not be able to complete such trials on a timely basis.

Two examples of ways in which the results of early clinical trial can affect development of product candidates are:

     o In Phase I clinical trials of one of our Techtides, P483H for medical imaging of infection due to inflammation, the compound concentrated in patients' stomachs at unexpectedly high levels. As a result, we conducted additional preclinical testing of this compound and alternative compounds in animals to determine the cause of this phenomenon. We recently initiated a Phase I clinical trial of a new formulation of P483H.

     o In a pilot study of a compound for medical imaging of atherosclerotic plaque, we determined that the compound did not exhibit sufficient sensitivity to warrant continuing development. We synthesized new compounds for this indication and screened them in animal models.

The rate of completion of our clinical trials is dependent on the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and program delays. For example, patient enrollment in our Phase 2 clinical trial of Tin-117m DTPA has been slower than anticipated because of the reluctance of prospective patients who are suffering from pain due to metastatic cancer to the bone to receive a placebo.

There Is No Certainty That We Will Obtain Regulatory Approvals; The Approval Process Is Costly And Lengthy

The production and the marketing of our products and our ongoing research and development activities are subject to extensive regulation by federal, state and local governmental authorities in the United States and other countries. Clearing the regulatory process for the commercial marketing of a pharmaceutical product takes many years and requires the expenditure of substantial resources. We have had only limited experience in filing and prosecuting applications necessary to gain regulatory approvals. Thus, we may not be able to obtain regulatory approvals to conduct clinical trials of or manufacture or market any of our potential products.

Factors that may affect the regulatory process for our product candidates include:

     o Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval.

     o We or the FDA may suspend clinical trials at any time if the participants are being exposed to unanticipated or unacceptable health risks.

     o Any regulatory approval to market a product may be subject to limitations on the indicated uses for which we may market the product. These limitations may limit the size of the market for the product.

If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions.

As to products for which we obtain marketing approval, we, the manufacturer of the product (if other than us) and the manufacturing facilities will be subject to continual review and periodic inspections by the FDA. The subsequent discovery of previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

The FDA may change its policies as to regulatory matters in the future. Also, additional statutes or regulations applicable to our business may be adopted. Such policy changes or additional statutes or regulations impose substantial additional costs or otherwise adversely affect our operations.

The Nuclear Regulatory Commission and state authorities regulate the use, handling, storage and disposal of products containing radioisotopes, such as Tin-117m DTPA and sources of technetium. We must comply with these regulations in connection with the testing, manufacturing and marketing of or products and product candidates.

We also are subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of our products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries. For example, although the FDA has granted an NDA permitting us to market AcuTect in the United States, Nycomed withdrew the MAA filed with the EMEA relating to AcuTect because of the unfavorable preliminary response of the EMEA to such application.

We may not receive regulatory approvals to conduct clinical trials of our products or to manufacture or market our products. In addition, regulatory agencies may not grant such approvals on a timely basis or may revoke previously granted approvals. All of these events may have a material adverse effect on our business, financial condition and results of operations.

All of the foregoing regulatory matters also are applicable to development, manufacturing and marketing undertaken by our licensees and other collaborators.


There is Uncertainty as to the Market Acceptance of Our Technology and Products

The commercial success of our products that are approved for marketing by the FDA will depend upon their acceptance by the medical community and third party payors as clinically useful, cost-effective and safe. The synthetic peptide-based radiopharmaceutical and other peptide based technology that we are developing is relatively new. As a result, peptide based radiopharmaceuticals have not been extensively tested in humans or used in the medical community. These factors may make it more difficult for us to achieve market acceptance of our products, particularly the first products that we introduce to the market based on this new technology.

Other factors that we believe will materially affect market acceptance of our products include:

     o The timing of the receipt of marketing approvals and the countries in which such approvals are obtained;

     o    The safety, efficacy and ease of administration of the product; and

     o    The success of physician education programs.

We Need to Establish Collaborative Commercial Relationships; We Are Dependent On Our Collaborative Partners

An important element of our business strategy is entering into strategic alliances or marketing and distribution arrangements with corporate partners for the development, commercialization, marketing and distribution of certain of our potential products. To date, we have only entered into one such arrangement with only one corporate partner, Nycomed. In August 1998, Nycomed terminated the research and development portion of its alliance with us, effective December 31, 1998. We are actively seeking additional collaborations with respect to our Techtide programs that are not subject to Nycomed's options and our Theratide and Tin-117m DTPA therapeutic programs. Although we are engaging in limited clinical development of our Techtides and Tin-117m DTPA and preclinical development of our Theratides in order to generate sufficient data to enter into discussions with potential collaborative partners, we do not intend to engage in any significant clinical trials of our Techtides or Theratides without first obtaining financial support from a collaborative partner unless our existing capital resources increase significantly.

We may not be able to negotiate any additional collaborative or marketing and distribution arrangements. Moreover, the terms of any such arrangement may not be favorable to us. If we are unable to establish additional collaborative arrangements, our business may be adversely affected.

Our existing collaboration with Nycomed and any future collaboration arrangement that we may enter into with other third parties may not be scientifically or commercially successful. In particular, it is likely that a significant portion of any payments due from the collaborator to us will be contingent upon completion of development milestones or be based upon a percentage of net sales.

The factors that may affect the success of our collaborations include:

     o Our collaborative partners may be pursuing alternative technologies or developing alternative products, either on their own or in collaboration with others, that may be competitive with the product as to which they are collaborating with us. For example, Nycomed manufactures and distributes a wide variety of imaging agents for other imaging modalities that may compete against the products that Nycomed licenses from us or co-markets with us.

     o The success of our corporate partners in marketing any successfully developed products within the geographic areas in which such partners are granted marketing rights will materially affect our commercial success. For example, Nycomed has primary responsibility for the promotion of AcuTect in the United States and, subject to obtaining final marketing approval from the FDA, will have such responsibility for the marketing of NeoTect in the United States. A reduction in sales efforts or a discontinuance of sales of the our products by collaborative or corporate partners may result in reduced revenues to us.

     o Our collaborative partners generally will have various rights to terminate the collaboration with us. If a collaborator terminates such a collaboration, it may be difficult for us to attract a new collaborator to work with us as to the particular product. In addition, the announcement of the termination can adversely affect the perception of us in the business and financial communities.

We Have Not Been Profitable

We have incurred net losses since our inception. At December 31, 1998, our accumulated deficit was approximately $55.4 million. We received our first revenues from product sales only in October 1998. We expect to incur additional significant operating losses over the next 12 to 24 months and expect cumulative losses to increase during the initial marketing of AcuTect and as the Company's research and development and clinical trial efforts continue. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

We Expect To Require Additional Funding

Our future capital requirements will depend on many factors, including:

     o continued progress in our research and product development programs, as well as the magnitude of these programs;

     o    the scope and results of preclinical studies and clinical trials;

     o    the time and costs involved in obtaining regulatory approvals;

     o    competing technological and market developments;

     o the ability of the Company to establish and maintain collaborative academic and commercial research, development and marketing relationships;

     o the costs and success of commercialization activities and arrangements;

     o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs; and

     o the costs of obtaining any required licenses of third parties technologies.

Based upon our current operating plan, we anticipate that our existing capital resources, will be adequate to satisfy our capital requirements through 1999. In the future, we may be required to raise additional funds, including through collaborative relationships and public or private financings. Such additional financing may not be available to us or may not be available on acceptable terms.

If we raise additional funds by issuing equity securities, further dilution to our then existing stockholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of such stockholders. If we are unable to obtain adequate funding on a timely basis, we may be required to significantly curtail one or more of our research or product development programs or reduce our marketing and sales initiatives, or we also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, product candidates or products which we would otherwise pursue on our own.


We Face Significant Competition

The pharmaceutical and biotechnology industries are highly competitive and characterized by rapid and substantial technological change. Our competitors include pharmaceutical and chemical companies, biotechnology firms, universities and other research institutions. Many of these competitors are conducting extensive research and development activities on technologies and products similar to or competitive with our technologies and products.

Particular competitive factors that we believe may affect us include:

     o Many other companies are actively seeking to develop nuclear medicine imaging agents that will compete with our Techtides. These competitive products may be more effective than our products or may render our technologies and products obsolete or noncompetitive.

     o Certain radiopharmaceuticals already have been approved for sale for the diagnosis or treatment of the indications targeted by our products. In particular, OctreoScan(R), a peptide based radiopharmaceutical, is available for the diagnosis of neuroendocrine tumors, Ceretec(R), a radiopharmaceutical labeled with technetium, is available for imaging inflammation due to infection, and Metastron(R) and Quadramet(R) are available for the reduction of pain due to metastatic cancer to the bone.

     o There are several well-established medical imaging modalities that compete against nuclear medicine imaging, including x-rays, CT, MRI and ultrasound.

     o Many of our competitors have substantially greater financial, technical and human resources than we have, including greater experience and capabilities in undertaking preclinical studies and human clinical trials, obtaining FDA and other regulatory approvals and manufacturing and marketing pharmaceuticals. Our principal competitors include such large companies as Du Pont Merck and Mallinckrodt.

In addition, there are alternative therapeutics available for the treatment of the cancer and cardiovascular indications that are the subject of our Theratide programs. These competitive development activities include radiolabeled monoclonal antibodies (MABs) for non-Hodgkins lymphoma and neuroendocrine tumors, vaccines for non-small cell lung cancer, and non-radiolabeled MABs which target changing the physiology that supports tumor growth.

Our Success Depends on Our Protecting Our Patents and Patented Rights

Our success depends in significant part on our ability to develop patentable products, to obtain patent protection for our products, both in the United States and in other countries, and to enforce these patents. The patent positions of pharmaceutical and biotechnology firms, including us, are generally uncertain and involve complex legal and factual questions. As a result, patents may not issue from any patent applications that we own or license. If patents do issue, the claims allowed may not be sufficiently broad to protect our technology. In addition, issued patents that we own or license may be challenged, invalidated or circumvented. Our patents also may not afford us protection against competitors with similar technology.

Our success also depends on our not infringing patents issued to competitors or others. We are aware of patents and patent applications belonging to competitors and others that may require us to alter our products or processes, pay licensing fees or cease certain activities.

We may not be able to obtain a license to any technology owned by a third party that we require to manufacture or market one or more products. Even if we can obtain a license, the financial and other forms may be disadvantageous.

Our success also depends on our maintaining the confidentiality of our trade secrets and patented know-how. We seek to protect such information by entering into confidentiality agreements with our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may be breached by such parties. We may not be able to obtain an adequate, or perhaps, any remedy to remedy such a breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors.

We Are A Party To A Patent Interference Relating To An Element of AcuTect

In December 1998, at our request the United States Patent and Trademark Office declared an interference between a patent application filed by us and a patent issued to RhoMed Incorporated, a wholly-owned subsidiary of Palatin Technologies, Inc. This proceeding will determine the patentability of the technology that is the subject matter of the interference as well as which party first developed this technology. If the technology is patentable, the party that first developed the technology will be awarded the United States patent rights.

The process of resolving an interference can take many years. If the technology that is the subject of this proceeding is found to be patentable and RhoMed is found to be the party that first developed the technology, we may not be able to manufacture or market AcuTect in the United States without a license from RhoMed. RhoMed would be under no obligation to grant us such a license or to do so on commercially acceptable terms. Accordingly, an adverse outcome in this proceeding could materially adversely affect our business, financial position and results of operations.

We May Become Involved in Additional Proceedings Relating to
Intellectual Property Rights

The pharmaceutical and biotechnology industries have been characterized by significant litigation and interference and other proceedings regarding patents, patent applications and other intellectual property rights. In addition to the interference proceeding with RhoMed, we may become parties to additional patent litigation and other proceedings in the future. The types of situations in which we may become parties to such litigation or proceedings include:

     o We may initiate litigation or other proceedings against third parties to enforce our patent rights.

     o We may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or processes do not infringe such third parties' patents.

     o If our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention.

     o If third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such proceedings.

An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties and require us to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Thus, an unfavorable outcome in any patent litigation or other proceeding could have a material adverse effect on our business, financial condition or results of operations.

The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Our Patent Licenses are Subject to Termination in Certain Circumstances

We are a party to a number of patent licenses that are important to our business and expect to enter into additional patent licenses in the future. These licenses impose various commercialization, sublicensing, royalty, insurance and other obligations on us. If we fail to comply with these requirements, t he licensor will have the right to terminate the license.

We Have Only Limited Sales and Marketing Experience

We introduced our first product to the market in October 1998 and have only limited product sales, marketing and distribution experience. Although we plan to rely significantly on collaborative partners for the marketing and distribution of its products through co-marketing, other licensing or distribution arrangements, we expect to market and sell certain of our products directly and to engage in certain other marketing activities in collaboration with our partners. For example, under our United States co-promotion agreement with Nycomed, we have primary responsibility for promotion of the products covered by such agreement to commercial radiopharmacies.

Our strategy of relying on collaborative partners to market and distribute our products will result in our being dependent upon the success of the efforts of these collaborators in performing such functions. The terms of these marketing and distribution arrangements may not be favorable to us. In addition, our partner may not successfully market our products. In many instances we may have little or no control over our partners' activities in marketing and distributing our products.

If our plan to rely on corporate partners for significant aspects of marketing and selling our products is unsuccessful for any reason, we may need to recruit and train a far larger marketing and sales force than we currently anticipate doing. In such event, we would face a number of additional risks, including:

     o we may not be able to attract and build a sufficient marketing staff or sales force;

     o the cost of establishing such a marketing staff or sales force may not be justifiable in light of anticipated product revenues; and

     o the Company's direct sales and marketing efforts may not be successful.


We Have Only Limited Manufacturing Capabilities And Will Be Dependent On Third Party Manufacturers

We lack commercial scale facilities to manufacture our products in accordance with current GMP requirements prescribed by the FDA. We have relied on a large third party pharmaceutical company for the manufacture of our peptides for clinical trials and for commercial sale of AcuTect. Similarly, we have entered into an arrangement with a GMP-qualified third party manufacturer for the supply of Tin-117m for clinical trials.

We expect to be dependent on third party manufacturers or collaborative partners for all of our commercial production of peptides. There are a limited number of manufacturers that operate under GMP regulations capable of manufacturing our products. In the event that we are unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, we may not be able to commercialize our products as planned.

We are dependent upon our third party suppliers to perform their obligations in a timely manner. If such third party suppliers fail to will perform their obligations, we may be adversely affected in a number of ways, including:

     o    we may not be able to meet commercial demands for our products;

     o we may not be able to initiate or continue clinical trials of products that are under development; and

     o we may be delayed in submitting applications for regulatory approvals of our products.

We have no experience in manufacturing on a commercial scale and no facilities or equipment to do so. If we determine to develop our own manufacturing capabilities, we will need to recruit qualified personnel and build or lease the requisite facilities and equipment. We may not be able to successfully develop our own manufacturing capabilities. Moreover, it may be very costly and time consuming for us to develop such capabilities.

The manufacture of products by us and our suppliers is subject to regulation by the FDA and comparable agencies in foreign countries. Delay in complying or failure to comply with such manufacturing requirements could materially adversely affect the marketing of our products and our business, financial condition and results of operations.

We Are Dependent Upon a Sole Source Supplier for Our Peptides

We purchase our synthetic peptides from a sole source supplier. We may enter into similar arrangements with respect to other components of our products. While we are aware of alternative sources for our peptides, the establishment of additional or replacement suppliers could be time consuming, result in a supply interruption or cause significant regulatory delays and expense. The establishment of an alternative source of supply or any significant supply interruption could have a materially adverse effect on our ability to develop and manufacture our products.

Hazardous Materials That We Handle in Our Business

Our research and development involves the controlled use of hazardous materials, chemicals and radioactive compounds. There are risks of accidental contamination or injury from our handling , storing and disposing of these materials. In the event of an accident, we could be held liable for significant damages

We Will Be Exposed To Product Liability Claims And May Not Be Able To Obtain Adequate Product Liability Insurance

Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human diagnostic and therapeutic products. Product liability claims might be made by consumers, health care providers or pharmaceutical companies or others that sell our products. If product liability claims are made with respect to our products, we may need to recall such products or change the indications for which they may be used.

We have only limited product liability insurance coverage. This coverage is subject to various deductibles. Product liability coverage is expensive. In the future, we may not be able to maintain or obtain such product liability insurance at a reasonable cost or in sufficient amounts to protect us against losses due to liability claims. Accordingly, such claims could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Pharmaceutical Pricing, Reimbursement and Healthcare Reform
Measure

The availability of reimbursement by governmental and other third party payors affects the market for any pharmaceutical product. These third party payors continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for medical products and services. In certain foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system. Further proposals are likely. The potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaborative partners and market our products.

If we or our collaborators obtain marketing approvals for our products, we expect to experience pricing pressure due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. We may not be able to sell our products profitably if reimbursement is unavailable or limited in scope or amount.

We Need to Attract and Retain of Key Management and Qualified Personnel

We are highly dependent on the principal members of our management and scientific staff, particularly Dr. Dean, our President and Chief Executive Officer. The loss of the services of these individuals could have a material adverse effect on our business. We are a party to an employment agreement with Dr. Dean that extends through April 2, 2000, subject to automatic extension for additional one-year periods unless either Dr. Dean or we provide written notice to the contrary to the other party at least six months prior to the expiration period.

Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to the Company's success. We may not be able to attract and retain highly skilled personnel on acceptable terms given the competition for experienced scientists among pharmaceutical, biotechnology and health care companies, universities and non-profit research institutions. We do not carry key-man insurance with respect to any of our executive officers.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Diatide is exposed to changes in interest rates primarily from its investments in certain available-for-sale securities and long term obligations under capital leases. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

The following table provides information about Diatide's financial instruments that are sensitive to changes in interest rates as of December 31, 1998. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Additionally, we assumed our available-for-sale securities, comprised of cash management investment funds and corporate bonds, are similar enough to aggregate those securities for presentation purposes.

                              Interest Rate Sensitivity
                        Principal Amount by Expected Maturity
                                Average Interest Rate
                               (dollars in thousands)

                                                 1999      2000      2001      Total
                                                 ----      ----      ----      -----
Available-For-Sale Securities                   $7,472        --       --     $7,472
Average Interest Rate                              5.2%       --       --         --

Long-term Debt, including Current Portion
(Fixed Rate)                                      $137      $157     $144       $438
Average Interest Rate                             13.5%     13.5%    13.5%        --


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required to be filed hereunder are filed as Appendix A hereto, are listed under Item 14 (a) and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1999 (the "Definitive Proxy Statement") under the caption "Proposal 1 - Election of Directors," which section is incorporated herein by this reference. The information required by this item is also contained in part under the caption "Executive Officers and Significant Employees" in Part I of this Annual Report on Form 10-K, following Item 4.

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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as Appendix A hereto and are included as part of this Annual Report on Form 10-K:

(a)(1) Financial Statements:

                                                           Page
--------------------------------------------------------------------------------
   Balance Sheets at December 31, 1998 and 1997               F-3

   Statements of Operations for the years ended
   December 31, 1998, 1997 and 1996 and the period
   February 6, 1990 (date of inception) to
   December 31, 1998                                          F-4


   Statements of Stockholders' Equity for the period of
   February 6, 1990 (date of inception) to December 31,       F-5
   1998

   Statements of Cash Flows for the years ended
   December 31, 1998, 1997, and 1996 and the
   period February 6, 1990 (date of inception)
   to December 31, 1998                                       F-6

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

(b) Reports on Form 8-K:

None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this twenty-ninth day of March, 1999.

DIATIDE, INC.

By:                     /s/ Richard T. Dean
    -------------------------------------------------------
                            Richard T. Dean
            President, Chief Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature              Title                                          Date

     /s/ Richard T. Dean          President, Chief Executive Officer, and          March 29, 1999
         ---------------           Director (Principal Executive
         Richard T. Dean           Officer)

     /s/ Daniel F. Harrington     Vice President, Chief Financial Officer,         March 29, 1999
         --------------------      and Treasurer (Principal Financial and
         Daniel F. Harrington      Accounting Officer)

     /s/ Joseph F. Lovett         Director                                         March 29, 1999
         ----------------
         Joseph F. Lovett

     /s/ Donald L. Murfin         Director                                         March 29, 1999
         ----------------
         Donald L. Murfin

     /s/ Gustav A. Christensen   Director                                         March 29, 1999
         ---------------------
         Gustav A. Christensen

     /s/ Robert S. Lees           Director                                         March 29, 1999
         --------------
         Robert S. Lees

     /s/ Hirsch Handmaker         Director                                         March 29, 1999
         ----------------
         Hirsch Handmaker

                                   APPENDIX A



                                  DIATIDE, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                              FINANCIAL STATEMENTS





                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

                Report of Independent Auditors.....................   F-2

                Balance Sheets at December 31, 1998 and 1997.......   F-3

                Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996 and the period     F-4
                  February 6, 1990 (date of inception) to December
                  31, 1998.........................................

                Statements of Stockholders' Equity for the period
                  February 6, 1990 (date of inception) to December    F-5
                  31, 1998.........................................

                Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996 and the period     F-6
                  February 6, 1990 (date of inception) to December
                  31, 1998.........................................

                Notes to Financial Statements......................   F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Diatide, Inc.

   We have audited the accompanying balance sheets of Diatide, Inc. (a company in the development stage) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998, and for the period February 6, 1990 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diatide, Inc. (a company in the development stage) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, and for the period February 6, 1990 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

                                                    /s/ ERNST & YOUNG LLP

Manchester, New Hampshire
February 9, 1999

                             DIATIDE, INC.
                  (A Company in the Development Stage)

                             BALANCE SHEETS

                                                        December 31,
                                                    1998              1997
                                                -----------------------------
Assets
Current assets:
    Cash and cash equivalents (Note 2)......... $ 6,663,654       $ 3,857,973
    Marketable securities (Note 2).............   1,000,000        13,674,629
    Accounts receivable........................     555,861           125,337
    Inventories................................     477,740                --
    Other current assets.......................     207,405           320,275
                                                -----------       -----------
Total current assets...........................   8,904,660        17,978,214
Property and equipment, at cost:
    Laboratory equipment.......................   1,599,784         1,438,119
    Office equipment, furniture and fixtures..    1,438,921           811,429
    Leasehold improvements.....................     580,815           511,685
                                                -----------       -----------
                                                  3,619,520         2,761,233
    Less accumulated depreciation and
        amortization...........................   2,262,220         1,734,562
                                                 ----------       -----------
                                                  1,357,300         1,026,671

Other assets...................................      10,783            10,783
                                                 ----------         ---------
Total assets................................... $10,272,743       $19,015,668
                                                ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued
       expenses (Note 3)....................... $ 2,226,514       $ 1,571,870
    Accrued clinical expenses..................     674,765         1,522,675
    Accrued promotion and royalty
       expenses-related party (Note 9).........     807,527                --
    Current portion of long-term debt
       (Note 4)................................     187,388             3,460
                                                -----------        ----------
Total current liabilities......................   3,896,194         3,098,005
Long-term debt, less current portion
 (Note 4)......................................     250,572             9,716
Commitments and contingencies (Notes 7
 and 11).......................................          --                --
Stockholders' equity (Note 5):
    Preferred stock, $0.01 par value:
       Authorized shares --  10,591,874
       Series A convertible preferred stock:
        Authorized shares --  1,300,000
        Issued and outstanding shares
           -- 1,210,256 (liquidation value
           of $11,800,000).....................      12,103            12,103
    Common stock, $0.001 par value:
       Authorized shares -- 50,000,000
       Issued shares-- 10,585,216
       (10,539,783  in 1997)...................      10,585            10,540
    Additional paid-in capital.................  61,731,596        61,433,218
    Deferred compensation......................    (241,272)         (377,928)
    Deficit accumulated during the
       development stage....................... (55,387,011)      (45,169,962)
                                                -----------        ----------
                                                  6,126,001        15,907,971
    Less: 4,800 shares of Common Stock
       in treasury, at cost....................         (24)              (24)
                                                -----------        ----------
Total stockholders' equity....................    6,125,977        15,907,947
                                                -----------        ----------
Total liabilities and stockholders' equity....  $10,272,743       $19,015,668
                                                ===========       ===========

                        See accompanying notes.

                                  DIATIDE, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS

                                                                                                  Period from
                                                                                                  Feb. 6, 1990
                                                          Year Ended                                (Date of
                                                         December 31,                             Inception) to
                                                                                                   December 31,
                                          1998              1997                   1996                1998
                                      ------------       ------------         ------------        -------------
    Revenues
        License fees..............    $  4,000,000       $  2,000,000         $    500,000        $   7,300,000
        Sponsored research........       2,000,000          2,000,000            2,000,000            6,778,388
        Product sales, net........         177,180                 --                   --              177,180
        Research grants...........         207,479            140,000              106,073              902,977
                                      ------------       ------------         ------------        -------------
    Total revenues................       6,384,659          4,140,000            2,606,073           15,158,545
                                      ------------       ------------         ------------        -------------
    Cost and expenses:
         Cost of products sold....          88,617                 --                   --               88,617
         Research and
           Development............      10,939,749         11,762,311           11,976,276           53,437,986
         Selling, general and
           Administrative.........       6,228,799          4,171,928            3,166,499           19,675,800
                                      ------------       ------------         ------------        -------------
    Total costs and expenses......     (17,257,165)       (15,934,239)         (15,142,775)         (73,202,403)
                                      ------------       ------------         ------------        -------------
    Loss from operations..........     (10,872,506)       (11,794,239)         (12,536,702)         (58,043,858)
    Other income (expense):
        Interest income...........         663,689            807,161              721,365            2,907,350
        Interest expense..........          (8,232)            (1,619)             (18,549)            (250,503)
                                      ------------       ------------         ------------        -------------
    Total other income (expense)..         655,457            805,542              702,816            2,656,847
                                      ------------       ------------         ------------        -------------
    Net loss......................    $(10,217,049)      $(10,988,697)        $(11,833,886)       $ (55,387,011)
                                      ============       ============         ============        =============
    Net loss per common share (Pro
        forma net loss per common
        share in 1996) (Note 2)...    $      (0.97)      $      (1.05)        $      (1.28)
                                      ============       ============         ============
     Shares used in computing net
      loss per common share or pro
      forma net loss per common
      share (Note 2)..............      10,561,750         10,487,457            9,251,615


                        See accompanying notes.

                                  DIATIDE, INC.
                      (A Company in the Development Stage)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
    For the period February 6, 1990 (date of inception) to December 31, 1998


                                                Convertible Prefered Stock           Common Stock
                                                 -------------------------           ------------
                                                                                                              Additional
                                                 Shares          Amount         Shares           Amount     Paid-In Capital
                                                 ------          ------         ------           ------     ---------------
Sale of Series A preferred stock for cash,
 April and September 1990 (net of issuance
 costs of $7,000)...........................    2,000,000       $  20,000           --          $     --     $   1,973,000
Sale of common stock for cash, September and
 December 1990..............................                                   224,142               224             1,502
Net loss....................................
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1990................    2,000,000          20,000      224,142               224         1,974,502
Sale of common stock for cash, May, July,
 August, September and November 1991........                                   190,393               190             1,260
Sale of Series B preferred stock for cash,
 December 1991 (net of issuance
 costs of $31,300)..........................    1,861,514          18,615                                        3,675,718
Conversion of convertible notes and accrued
 interest to Series B preferred stock,
 December 1991..............................      688,505           6,885                                        1,367,520
Net loss....................................
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1991................    4,550,019          45,500      414,535               414         7,019,000
Sale of Series C preferred stock for cash,
 January 1992 ..............................       52,200             522                                          103,878
Issuance of common stock through exercise of
 stock options..............................                                     2,400                 3               797
Net loss....................................
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1992................    4,602,219          46,022      416,935               417         7,123,675
Sale of Series C preferred stock for cash,
 November 1993 (net of issuance costs
 of $234,268)...............................    3,669,944          36,699                                        8,903,893
Conversion of convertible notes and accrued
 interest to preferred stock,
 November 1993..............................      772,199           7,722                                       1,922,775
Issuance of common stock through exercise
  of stock options..........................                                        30                                  10
Repurchase of common stock, at cost.........
Net loss....................................
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1993................    9,044,362          90,443      416,965               417        17,950,353
Sale of Series C preferred stock for cash,
 January 1994...............................      147,512           1,476                                          367,305
Issuance of common stock through exercise of
 stock options..............................                                    48,300                48            16,052
Net loss....................................
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1994................    9,191,874          91,919      465,265               465        18,333,710
Sale of Series D preferred stock for cash,
 May 1995 (net of issuance costs
 of $17,449)................................      860,054           8,601                                        3,414,166
Sale of Series E preferred stock for cash,
 August 1995 (net of issuance costs
 of $268,740)...............................    2,500,000          25,000                                        9,706,260
Issuance of common stock through exercise
 of stock options...........................                                    13,650                14             4,544
Deferred compensation associated with stock
 option grants..............................                                                                     1,663,000
Amortization of deferred compensation.......
Net loss....................................
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1995................   12,551,928         125,520      478,915               479        33,121,680
Conversion of preferred stock to
 common stock...............................  (12,551,928)       (125,520)   7,531,140             7,531           117,989
Issuance of common stock, net of issuance
 costs of $2,329,097........................                                 2,200,000             2,200        16,370,101
Issuance of common stock through exercise
 of stock options...........................                                    74,195                74            54,983
Issuance of common stock upon exercise of
 warrants...................................                                   119,998               120           399,473

Compensation associated with stock
 option grants..............................                                                                        75,960
Amortization of deferred compensation.......
Net loss....................................
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1996................           --              --   10,404,248            10,404        50,140,186

Issuance of Series A convertible preferred
 stock and warrants, net of issuance costs
 of $246,219................................    1,210,256          12,103                                       11,541,678
Issuance of common stock under stock plans..                                   135,535               136           155,460
Compensation associated with stock option
 grants.....................................                                                                       182,925
Reversal of deferred compensation associated
 with cancellation of stock option grants ..                                                                      (587,031)
Amortization of deferred compensation ......
Net loss....................................
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1997................    1,210,256          12,103   10,539,783            10,540        61,433,218
Issuance of common stock under stock plans..                                    45,433                45           177,178
Compensation associated with stock
 option grants..............................                                                                       121,200
Amortization of deferred compensation.......
Net loss....................................
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1998................    1,210,256        $ 12,103   10,585,216          $ 10,585       $61,731,596
                                                =========        ========   ==========          ========       ===========




                                                                                Deficit
                                                                              Accumulated                              Total
                                                               Deferred        During the            Treasury       Stockholders'
                                                             Compensation    Development Stage        Stock           Equity
                                                             ------------    -----------------        -----           ------
Sale of Series A preferred stock for cash,
 April and September 1990 (net of issuance
 costs of $7,000)...........................                  $        --      $      --            $      --       $  1,993,000
Sale of common stock for cash, September and
 December 1990..............................                                                                               1,726
Net loss....................................                                  (1,035,107)                             (1,035,107)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1990................                           --     (1,035,107)                  --            959,619
Sale of common stock for cash, May, July,
 August, September and November 1991........                                                                               1,450
Sale of Series B preferred stock for cash,
 December 1991 (net of issuance
 costs of $31,300)..........................                                                                           3,694,333
Conversion of convertible notes and accrued
 interest to Series B preferred stock,
 December 1991..............................                                                                           1,374,405
Net loss....................................                                  (1,812,256)                             (1,812,256)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1991................                           --     (2,847,363)                  --          4,217,551
Sale of Series C preferred stock for cash,
 January 1992 ..............................                                                                             104,400
Issuance of common stock through exercise of
 stock options..............................                                                                                 800
Net loss....................................                                  (3,348,827)                             (3,348,827)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1992................                           --     (6,196,190)                  --            973,924
Sale of Series C preferred stock for cash,
 November 1993 (net of issuance costs
 of $234,268)...............................                                                                           8,940,592
Conversion of convertible notes and accrued
 interest to preferred stock,
 November 1993..............................                                                                           1,930,497
Issuance of common stock through exercise
  of stock options..........................                                                                                  10
Repurchase of common stock, at cost.........                                                              (24)               (24)
Net loss....................................                                  (3,979,105)                             (3,979,105)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1993................                           --    (10,175,295)                 (24)         7,865,894
Sale of Series C preferred stock for cash,
 January 1994...............................                                                                             368,781
Issuance of common stock through exercise of
 stock options..............................                                                                              16,100
Net loss....................................                                  (5,758,892)                             (5,758,892)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1994................                           --    (15,934,187)                 (24)         2,491,883
Sale of Series D preferred stock for cash,
 May 1995 (net of issuance costs
 of $17,449)................................                                                                           3,422,767
Sale of Series E preferred stock for cash,
 August 1995 (net of issuance costs
 of $268,740)...............................                                                                           9,731,260
Issuance of common stock through exercise
 of stock options...........................                                                                               4,558
Deferred compensation associated with stock
 option grants..............................                   (1,663,000)                                                    --
Amortization of deferred compensation.......                       44,000                                                 44,000
Net loss....................................                                  (6,413,192)                             (6,413,192)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1995................                   (1,619,000)   (22,347,379)                 (24)         9,281,276
Conversion of preferred stock to
 common stock...............................                                                                                  --
Issuance of common stock, net of issuance
 costs of $2,329,097........................                                                                          16,372,301
Issuance of common stock through exercise
 of stock options...........................                                                                              55,057
Issuance of common stock upon exercise of
 warrants...................................                                                                             399,593

Compensation associated with stock
 option grants..............................                                                                              75,960
Amortization of deferred compensation.......                      333,517                                                333,517
Net loss....................................                                 (11,833,886)                            (11,833,886)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1996................                   (1,285,483)   (34,181,265)                 (24)        14,683,818
Issuance of Series A convertible preferred
 stock and warrants, net of issuance costs
 of $246,219................................                                                                          11,553,781
Issuance of common stock under stock plans..                                                                             155,596
Compensation associated with stock option
 grants.....................................                                                                             182,925
Reversal of deferred compensation associated
 with cancellation of stock option grants ..                      587,031                                                     --
Amortization of deferred compensation ......                      320,524                                                320,524
Net loss....................................                                 (10,988,697)                            (10,988,697)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1997................                     (377,928)   (45,169,962)                 (24)        15,907,947
Issuance of common stock under stock plans..                                                                             177,223
Compensation associated with stock
 option grants..............................                                                                             121,200
Amortization of deferred compensation.......                      136,656                                                136,656
Net loss....................................                                 (10,217,049)                            (10,217,049)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1998................                $    (241,272)  $(55,387,011)          $      (24)       $ 6,125,977
                                                            =============   ============           ==========        ===========


See accompanying notes.

                                  DIATIDE, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                      Period from
                                                                                                                      Feb. 6, 1990
                                                                              Year Ended                                (Date of
                                                                             December 31,                              Inception) to
                                                                             ------------                               December 31,
                                                            1998                1997             1996                      1998
                                                         ------------       ------------       ------------            ------------
  Operating Activities
  Net loss                                               $(10,217,049)      $(10,988,697)      $(11,833,886)           $(55,387,011)
  Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization                           527,658            434,511            417,353               2,301,075
      Cancellation of accrued interest                             --                 --                 --                 111,438
      Amortization of deferred compensation                   136,656            320,524            333,517                 834,697
      Compensation associated with stock option grants        121,200            182,925             75,960                 380,085
      Changes in operating assets and liabilities:
        Accounts receivable                                  (430,524)          (125,337)                --                (555,861)
        Inventories                                          (477,740)                --                 --                (477,740)
        Other current assets                                  112,870            123,501            (12,602)               (207,405)
        Other assets                                               --                 --              5,809                 (49,638)
        Accounts payable and accrued expenses                 654,644             56,965          1,110,455               2,226,514
        Accrued clinical expenses                           (847,910)           (260,622)         1,377,038                 674,765
        Accrued clinical expenses - related party                  --           (316,529)           226,529                      --
        Accrued promotion and royalty expenses
         - related party                                      807,527                 --                 --                 807,527
        Deferred revenue                                           --                 --           (166,666)                     --
                                                          -----------        -----------       ------------            ------------
    Cash used in operating activities                      (9,612,668)       (10,572,759)        (8,466,493)            (49,341,554)

  Investing activities
  Additions to property and equipment                        (399,589)          (387,693)          (608,352)             (3,141,464)
  Purchases of marketable securities                       (2,001,404)       (17,991,856)       (12,134,381)            (36,620,986)
  Proceeds from sales of marketable securities             14,676,033         15,099,859          5,345,094              35,620,986
                                                          -----------        -----------       ------------            ------------
  Cash provided by (used in) investing activities          12,275,040         (3,279,690)        (7,397,639)             (4,141,464)

  Financing activities
  Sale of preferred stock                                          --         11,553,781                 --              39,808,914
  Issuance of convertible notes                                    --                 --                 --               3,508,464
  Repayment of convertible notes                                   --                 --                 --                (315,000)
  Issuance of long-term debt                                       --                 --                 --                 900,518
  Repayment of long-term debt                                 (33,914)            (3,162)          (306,592)               (940,614)
  Sale of common stock, net of issuance costs                 177,223            155,596         16,826,951              17,184,414
  Capitalized financing costs                                      --                 --            263,783                      --
  Repurchase of common stock                                       --                 --                 --                     (24)
                                                          -----------        -----------       ------------            ------------
  Cash provided by financing activities                       143,309         11,706,215         16,784,142              60,146,672
                                                          -----------        -----------       ------------            ------------

  Net increase (decrease) in cash and cash equivalents      2,805,681         (2,146,234)           920,010               6,663,654

  Cash and cash equivalents at beginning of period          3,857,973          6,004,207          5,084,197                      --
                                                          -----------        -----------       ------------             ------------

  Cash and cash equivalents at end of period              $ 6,663,654        $ 3,857,973        $ 6,004,207             $ 6,663,654
                                                          ===========        ===========        ===========             ===========
  Non-cash transactions:
      Acquisition of equipment through capital
       lease obligations                                    $ 458,698                 --       $     19,358             $   478,056
      Conversion of convertible notes and accrued         [A2]          [A3]                 [A4]
        accrued interest to preferred stock                        --                 --                 --             $ 3,304,902
      Deferred compensation associated with
        stock options issued (cancelled) at less than
        fair value                                                 --         $ (587,031)                --               1,075,969

                        See accompanying notes.

                             DIATIDE, INC.
                  (A Company in the Development Stage)
                     NOTES TO FINANCIAL STATEMENTS


1.  Nature of Business and Organization

   Diatide, Inc. was founded in February 1990 and is a development stage specialty pharmaceutical company engaged in the discovery, development and commercialization of patented, disease-specific imaging agents and therapeutics for life-threatening conditions. Since inception, principal activities have been to develop business plans, obtain financing, perform research and development, and recruit and train personnel. Accordingly, the ultimate completion of the Company's planned operations is contingent upon the successful completion of technology development, obtaining financing and, ultimately, achieving profitable operations. The Company began marketing and selling its first product, AcuTect(TM), in the U.S. in the fourth quarter of 1998.


2.  Significant Accounting Policies

Cash and Cash Equivalents

   The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents at December 31, 1998 and 1997 are invested in money market investment accounts, short-term government-backed securities, or commercial paper. These cash and cash equivalents are maintained with high credit quality financial institutions.

Marketable Securities

   The Company's marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, if any, reported in a separate component of stockholders'equity. The following is a summary of available-for-sale securities as of December 31:

                                              1998        1997
                                              ----        ----
Cash Equivalents:
      Cash management investment fund      $6,472,237   $ 1,746,624
      Commercial paper                             --     1,995,425
                                           ----------   -----------
                                           $6,472,237   $ 3,742,049
                                           ==========   ===========
Marketable Securities:
       Corporate bonds                     $1,000,000   $13,174,629
      Certificate of deposit                       --       500,000
                                           ----------   -----------
                                           $1,000,000   $13,674,629
                                           ==========   ===========

   The fair value of these investments approximates their cost and, therefore, there are no unrealized gains or losses as of December 31, 1998 and 1997. As of December 31, 1998, the contract maturities of all marketable securities are one year or less.

Inventories

     Inventories are valued at the lower of cost (first-in, first-out method) or market. Inventories at December 31, 1998 are as follows:

                   Raw Materials       $274,758
                   Finished Goods       202,982
                                       --------
                                       $477,740
                                       ========

Property and Equipment

   Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are stated at cost and are being amortized over the lesser of the term of the lease or estimated useful life of the asset. Office equipment includes $478,056 and $19,358 for leases that have been capitalized, and $49,131 and $6,049 of related accumulated amortization, at December 31, 1998 and 1997, respectively. Amortization of equipment under capital leases is included in depreciation expense in the accompanying financial statements.

Income Taxes

   The liability method is used to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted rates and laws that will be in effect when the differences are expected to be reversed.

Revenue Recognition

   Revenue from product sales is recognized upon shipment to end users. Revenues from license fees are recognized as the fees are earned based upon the occurrence of certain events or the achievement of specified milestones in accordance with the underlying license arrangements. Revenues from research grants are recognized as reimbursable expenses are incurred. Revenue from sponsored research is recognized ratably over the term of the underlying research arrangement. For collaborative arrangements which include both revenue received from license fees and sponsored research and funds received associated with the purchase of the Company's equity, the Company accounts for the respective revenue and equity components in accordance with the substance of the underlying agreements. The Company accounts for the equity component based on the estimated fair value of the Company's securities issued at the date upon which the Company reached agreement on the significant terms of the respective agreements.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense, including the Company's portion of AcuTect promotional costs shared with Nycomed Imaging AS under a co-promotion agreement (see Note 9), was $875,000 in 1998.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

   The carrying amounts reported in the Company's balance sheets for accounts receivable, accounts payable, and long-term debt approximate their fair value. The fair value of the Company's long-term debt is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


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

Net Loss and Pro Forma Net Loss Per Share

   Basic and diluted earnings per share is calculated in accordance with FAS Statement No. 128, "Earnings per Share" (FAS No. 128). Under FAS No. 128, common stock equivalents, such as outstanding stock options and convertible preferred stocks, are excluded in calculating diluted earnings per share if their effect would be anti-dilutive. Accordingly, basic earnings per share and diluted earnings per share are the same for the Company.

   Pro forma net loss per share for the year ended December 31, 1996 is computed using the weighted average number of outstanding shares of Common Stock and Common Stock equivalents, assuming the conversion of Series A, B, C, D and E Convertible Preferred Stock into common shares (as of their original date of issuance), which occurred upon completion of the initial public offering. Historical earnings per share have not been presented for the year ended December 31, 1996 since such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the offering in June 1996.


Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS Statement No. 133 is effective for fiscal years beginning after December 15, 1998. The Company believes that the adoption of this new accounting standard will not have a material impact on the Company's financial statements.


Reclassifications

   Certain reclassifications were made to prior year statements to conform to the current year presentation.

3.  Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following at December
31:

                                                                                  1998          1997
                                                                               ----------    ----------
    Accounts payable......................................................       $844,776      $410,296
    Accrued research and development expenses.............................        305,653       120,868
    Accrued professional fees.............................................        240,572       350,097
    Accrued other.........................................................        835,513       690,609
                                                                               ----------    ----------
                                                                               $2,226,514    $1,571,870
                                                                               ==========    ==========


Long-Term Debt

     In December 1998, the Company entered into a master lease agreement, pursuant to which the Company may lease equipment and software, having an aggregate acquisition cost of up to $2,500,000, for research, development and manufacturing purposes. The basic lease payments under the lease line are determined based on current market rates of interest at the inception of each equipment schedule take-down and are payable in monthly installments over a three or four year period, depending on the underlying equipment. The lease agreement includes different purchase options depending on the underlying equipment, which include a fairvalue purchase option and bargain purchase option. As of December 31, 1998, the Company has leased equipment and software under this line with a cost basis aggregating $458,698.

   Long-term debt consists of the following at December 31:

                                                                                   1998          1997
                                                                                   ----          ----
     Capital lease, payable in monthly installments of $15,219,
          beginning December 1998 through October 2001 ...................       $428,260            --

     Capital lease, payable in monthly installments of $397,
          beginning March 1996 through March 2001 ........................          9,700        13,176
                                                                                 --------        ------
                                                                                  437,960        13,176

     Less current portion.................................................        187,388         3,460
                                                                                 --------        ------
                                                                                 $250,572        $9,716
                                                                                 ========        ======


Aggregate maturities on capital lease obligations are $187,388 in 1999 and 2000, and $153,061 in 2001. These minimum payments total $527,837, of which $89,877 represents interest and the remaining $437,960 reflects the present value of the minimum payments. Cash paid for interest was approximately $8,200 in 1998, $1,300 in 1997, and $19,000 in 1996.

5.  Stockholders' Equity

Convertible Preferred Stock

   On September 23, 1997, the Company completed the sale of 1,210,256 shares of the Company's Series A convertible preferred stock to three of the Company's existing investors in a private transaction for $11.6 million, net of issuance costs. The Series A Preferred Stock is convertible into the Company's Common Stock on a one-for-one basis, subject to adjustment for certain events. Each share of Series A Preferred Stock is entitled to the same number of votes as each share of Common Stock into which it is convertible and will vote together with the Common Stock. Dividends on the Common Stock, if and when declared by the Board of Directors, are payable to the holders of the Series A Preferred Stock based on the number of shares of Common Stock into which the Series A Preferred Stock is convertible before any distribution to the holders of the Common Stock. The Series A Preferred Stock holders are entitled to priority liquidation rights of an amount equal to $9.75 per share, as adjusted for certain events, plus any declared but unpaid dividends.

   The Company also issued Common Stock Purchase Warrants (the "Warrants") to the investors to purchase in the aggregate 181,538 shares of Common Stock at an exercise price of $11.70 per share. The Warrants will expire on September 23, 1999. The Company has allocated $21,785 of the net proceeds to the Warrants to reflect the fair value of such warrants relative to the fair value of the Series A Preferred Stock. This amount is included in additional paid-in capital in the accompanying financial statements.

   Under the terms of a Registration Rights Agreement, dated as of September 23, 1997, the investors holding in the aggregate at least 51% of the Stockholder Registrable Shares (as defined) have the right to require the Company to register the Common Stock issuable upon the conversion of the Series A Preferred Stock or the exercise of the Warrants at any time after October 1, 1998. The Series A Preferred Stock is redeemable solely at the Company's option after September 23, 2000 and, accordingly, is classified as equity in the accompanying financial statements.

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

Stock Option Plans

     1992 Stock Option Plan

       In April 1992, the Board of Directors established the 1992 Stock Option Plan (the "Plan"). The Plan provides for the issuance or award of incentive and nonqualified stock options at prices to be determined by the Board of Directors. In January 1996, the Board of Directors authorized an increase in the number of shares of common stock available for issuance under the Plan from 720,000 to 2,000,000. All employees and, in the case of awards other than incentive stock options, directors and consultants to the Company are eligible for awards under the Plan. The term of all stock options granted may not exceed ten years. Options granted under the Plan generally vest in annual increments over five years. Certain options granted in 1998 and 1997 vest in increments as the Company achieves certain corporate milestones or vest in their entirety over periods of five to eight years, whichever is earlier.

       During 1995, the Company issued stock options to purchase shares of common stock at exercise prices below the deemed fair value of the common stock at the date of grant. The Company recorded an increase to additional paid-in-capital and a corresponding charge to deferred compensation in the amount of $1,663,000 to recognize the aggregate difference between the deemed fair value and the option exercise price. During 1997, certain of the options were cancelled and $587,031 of the deferred compensation was reversed against additional paid-in capital. The deferred compensation continues to be amortized over the option vesting period of five years. Amortization expense of $136,656, $320,524, and $333,517, was recorded in 1998, 1997 and 1996, respectively.

     1996 Director Stock Option Plan

     In January 1996, the Company's Board of Directors adopted the 1996 Director Stock Option Plan (the "Director Plan"), which became effective upon the closing of the initial public offering of the Company's Common Stock in June 1996. Under the Director Plan, options to purchase 5,000 shares of common stock were granted to each existing non-employee director at the closing of the initial public offering in June 1996. Thereafter, options to purchase 5,000 shares of Common Stock have been and will be granted to each new director upon his or her initial election to the Board of Directors. Annual options to purchase 2,500 shares of Common Stock are granted to each non-employee director on May 1 of each year commencing in 1997. The exercise price of options granted under the Director Plan is the fair market value of the shares on the date of grant. All options vest on the first anniversary of the date of grant, although the exercisability of these options will be accelerated upon the occurrence of a change of control of the Company, as defined. A total of 250,000 shares of Common Stock are available for grant under the Director Plan. Options to purchase 15,000, 22,500 and 35,000 shares of Common Stock were granted in 1998, 1997 and 1996, respectively, under this plan, 42,500 of which were exercisable at December 31, 1998.


     1996 Employee Stock Purchase Plan

       In January 1996, the Company's Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). All individuals employed a minimum of 20 hours per week and five months in any calendar year are eligible to participate in the Purchase Plan. Participants in the plan are entitled to purchase Common Stock during specified semi-annual periods through the accumulation of payroll, at the lower of 85% of the fair market value of the stock at the beginning or end of the offering period. At December 31, 1998, 32,924 shares had been issued under the plan and 467,076 shares were available for future issuance.

     The Company follows FAS No. 123 in accounting for stock options granted to individuals other than employees and directors. During 1998 and 1997, the Company granted options to purchase 40,000 and 100,000 shares, respectively, under its stock plans to consultants. The fair values of these options was estimated at the date of grant using a Black-Scholes option pricing model as summarized below:

                                                        1998              1997
                                                        ----              ----
         Fair value of options granted                $223,000          $434,000

         Weighted-average assumptions:
              Risk-free interest rate                   4.75%             6.09%
              Dividend yield                             0.0%              0.0%
              Volatility factor of the
                expected market price
                of the Company's common stock           0.71              0.72
              Expected life of options               10.0 years         4.3 years

     The fair value is being amortized over the options vesting periods. Amortization expense of $121,200 and $182,925 was recorded in 1998 and 1997, respectively.

     The Company has elected to follow APB 25 in accounting for its stock options granted to employees and directors and its Purchase Plan because, as discussed below, the alternative fair value accounting provided for under FAS No. 123, requires the use valuation models that were not developed for use in valuing employee stock options or employee stock purchase plans. Under APB 25, when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized. Also, because the Purchase Plan provisions meet the criteria required by APB 25, no compensation is recognized.

     Pro forma information regarding net loss and net loss per share is required by FAS No. 123, and has been determined as if the Company had accounted for all stock option grants and employee stock purchases under the fair value method of that Statement. The fair value for these options and purchases was estimated at the date of grant and at the beginning of each offering period, respectively, using a Black-Scholes pricing model with the following weighted-average assumptions:


              Description                             Option Plans                        Purchase Plans
              -----------                             ------------                        --------------
                                             1998          1997          1996             1998       1997
                                             ----          ----          ----             ----       ----
    Risk-free interest rate                     4.89%        6.15%        6.06%             5.02%        6.01%
    Dividend yield                               0.0%         0.0%         0.0%              0.0%         0.0%
    Volatility factor of the expected
      market price of the Company's
      common stock                              0.71         0.69         0.75               .71          .69
    Expected life of option or term of
      offering period                     8.48 years    5.8 years    3.5 years         0.5 years    0.5 years
    Fair value of options granted
      (exercise price equals market
      price)                                   $5.42        $4.13        $4.02
    Fair value of shares purchased                                                         $3.15        $2.06

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and purchase plan offerings have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock plans. Also, the valuation model has only been applied to options granted since January 1, 1995, as permitted under the provisions of FAS No. 123; therefore, the pro forma net loss and net loss per share reported below do not reflect the impact of all options granted and are not indicative of the effect of recording amortization expense under FAS No. 123 in future periods. The pro forma effect of FAS No. 123 will not be fully reflected until 1999.

     For purposes of pro forma disclosures, the estimated fair value of the options and stock purchases is amortized to expense over the options' vesting period and stock purchase offering period, respectively. The Company's pro forma net loss and pro forma net loss per share for the years ending December 31 follows:

                                            1998                    1997                              1996
                                            ----                    ----                              ----
    Pro forma net loss                  $(10,966,633)            $(11,546,513)                   $(12,125,241)

    Pro forma net loss per share        $      (1.04)            $      (1.10)                   $      (1.31)
    share

     A summary of activity under the Company's stock option plans for the years ended December 31 follows:

                                           1998                              1997                        1996
                                           ----                              ----                        ----

                                                 Weighted-                        Weighted-                    Weighted-
                                                 Average                           Average                      Average
                                                 Exercise                         Exercise                     Exercise
                                   Options        Price              Options       Price          Options       Price
                                   -------        -----              -------       -----          -------       -----
   Outstanding -
     beginning of year            1,091,764     $    4.53            699,577      $   2.21        627,247      $   0.64
   Granted-exercise
     price equals market            360,501          7.37            556,984          6.41        161,090          7.44
     price
   Exercised                        (31,275)        (2.60)          (116,769)        (0.60)       (57,860)        (0.42)
   Forfeited                        (56,648)        (6.64)           (48,028)        (2.03)       (30,900)        (0.95)
                                  ---------                        ---------                     --------
   Outstanding - end
     of year                      1,364,342     $    5.24          1,091,764      $   4.53        699,577       $  2.21
                                  =========     =========          =========      ========        =======       =======
   Exercisable at end of
     year                           526,084     $    3.24            385,341      $   2.60        315,235       $  0.83

   The following table summarizes exercise prices and remaining contractual lives of options outstanding and exercisable at December 31, 1998:

                                                Options Outstanding                            Options Exercisable
                                                -------------------                            -------------------
                                                                       Weighted-
                                   Number of       Weighted-            Average           Number of        Weighted-
     Range of                       Options         Average            Remaining           Options          Average
   Exercise Prices                Outstanding    Exercise Price    Contractual Life      Exercisable     Exercise Price
   ---------------                -----------    --------------    ----------------      -----------     --------------

      $0.33 - $1.67                 358,662         $  0.56            4.9 years           287,022         $   0.49
      $4.88 - $6.88                 383,019         $  5.84            8.4 years           132,933         $   5.61
      $7.00 - $7.88                 494,500         $  7.13            9.1 years            76,300         $   7.15
      $8.00 - $14.13                128,161         $  9.24            8.9 years            29,829         $   9.02
                                  ---------                                                -------
                                  1,364,342                                                526,084

Reserved Shares

   At December 31, 1998, there were 3,928,330 shares of common stock reserved for issuance under the Company's stock plans and warrant agreement and upon conversion of the Series A Convertible Preferred Stock.

6.  Income Taxes

   At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $51.0 million and general business credit carryforwards of approximately $2.7 million which expire through 2013. The future utilization of net operating loss and general business credit carryforwards may be subject to limitation under the change in stock ownership rules of the Internal Revenue Code. For financial reporting purposes, a valuation allowance of $20,868,000 ($16,593,000 in 1997) has been recognized to offset the deferred tax assets related to these carryforwards since uncertainty exists with respect to future realization of such carryforwards.


   The significant components of the Company's deferred tax liabilities and assets are as follows at December 31:

                                                                   1998               1997
                                                               -----------        -----------
        Deferred tax assets:
          Net operating loss carry forwards..................  $17,398,000        $14,069,000
          General business tax credits ......................    2,747,000          2,073,000
          Depreciation.......................................      110,000             50,000
          Accrued expenses...................................      613,000            401,000
                                                               -----------        -----------
             Total deferred tax assets.......................   20,868,000         16,593,000
        Valuation allowance for deferred tax assets..........  (20,868,000)       (16,593,000)
                                                               -----------        -----------
             Net deferred tax assets.........................  $        --        $        --
                                                               ===========        ===========


7.  Leases

   The Company leases two facilities under seperate operating leases which call for base monthly rental payments plus a pro-rata share of common area maintenance costs. The lease agreement for the first facility, approximately 20,000 square feet of office and research laboratory space, expires December 1999. The second agreement, for approximately 11,000 square feet of office space, expires May 2000. Rent expense was approximately $243,000 in 1998, $96,000 in 1997, and $80,000 in 1996. Future minimum lease payments will be approximately $307,000 in 1999 and $70,000 in 2000.


8.  Employee Benefit Plan

   During 1992, the Company established a defined contribution plan pursuant to
Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company and provides for discretionary Company contributions. The amount expensed under the plan was $44,000 in 1998, $20,000 in 1997, and $23,900 in 1996.

9.  Nycomed Agreements

   In August 1995, the Company and Nycomed Imaging AS (Nycomed), a shareholder of the Company, entered into a series of agreements for multiple product development and joint marketing involving certain of the Company's peptide-based imaging agents for nuclear medicine and giving Nycomed the option for five years to an exclusive license for such products for Europe, South Africa and certain countries in the Middle East, as well as an exclusive co-promotion agreement for products in the United States. Under the terms of the agreements, Nycomed paid the Company for research and development support. In addition, Nycomed has paid and will pay option fees and milestone fees for certain achievements. Nycomed will receive royalties on product sales in the U.S. and will pay royalties on product sales in Europe, South Africa and the Middle East. In August 1998, Nycomed terminated the option and development agreement between the Company and Nycomed. As a result, Nycomed discontinued research and development support payments effective December 31, 1998. This decision does not affect the co-promotion activities ongoing relating to the Company's two lead products, AcuTect(TM) and NeoTect(TM). During 1998, 1997 and 1996, the Company received $6,000,000, $4,000,000, and $2,500,000, respectively, under these agreements. Additionally, as of December 31, 1998, the Company has accrued $808,000 for its portion of promotional costs and royalties on product sales due to Nycomed. The Company has also recorded a receivable due from Nycomed for promotion costs incurred by Diatide of $275,000 as of December 31, 1998, which is included in accounts receivable in the accompanying financial statements.

10. Related Parties

   The Company is a party to a number of clinical trial agreements with the Arizona Institute of Nuclear Medicine, an organization for which a director and a scientific advisor of the Company serves as Executive Director. Each of these agreements provides for the Arizona Institute to act as a site for clinical trials of the Company's products and provides that the director will serve as principal investigator in connection with the conduct of the clinical trials at the site. During 1998, 1997 and 1996, the Company paid to the Arizona Institute a total of $12,260, $261,462 and $134,400, respectively, under those agreements. Under the terms of a scientific advisory consulting agreement, the Company paid Healthcare Technology Group, an entity of which the director is the principal, a total of $54,978, $48,579 and $48,214, in 1998, 1997 and 1996, respectively.
Additionally, under the 1992 Stock Option Plan, the Company granted Healthcare Technology Group options to purchase Common Stock as summarized below:

                                          1998        1997
                                          ----        ----
                 Option Shares          40,000      30,000
                 Exercise Price        $ 7.000     $ 7.375

The 1997 option becomes exercisable in five equal annual installments in arrears beginning in January 1998; the 1998 option becomes exercisable in five equal installments as the Company achieves certain corporate milestones or vests in its entirety after eight years, whichever is earlier.

   The Company has several clinical services agreements with Certus International, an affiliate of a former officer of the Company. Under these agreements, Certus provides clinical services and data management services relating to clinical trials for several of the Company's products. Additionally, the Company has retained Certus to perform certain other consulting services, including review of clinical trial protocols, in connection with certain of the Company's other clinical trials. On July 31, 1997, the officer terminated his employment with the Company. During 1997 and 1996, the Company incurred expenses of $566,000, and $1,261,000, respectively, for services rendered by Certus.

11. Other Matters

   In December 1998, the United States Patent and Trademark Office declared an interference between a patent application filed by Diatide and a patent issued to another company. Diatide's pending application is intended to provide protection for an element of AcuTect. Diatide has been named as the senior party in the interference proceeding. Diatide intends to challenge the validity of the patent granted to the other company if the patent is asserted against Diatide, and Diatide will seek to enforce its own patents if any product of any other company infringes Diatide's patent claims.

12. Subsequent Event

    On January 19, 1999, the Company completed the sale of 825,309 shares of Series B Convertible Preferred Stock to two investors in a private transaction for $6.0 million, net of issuance costs. The preferred stock is convertible into shares of the Company's Common Stock on a one-for-one basis, subject to adjustment for certain events. The Company also issued Common Stock Purchase Warrants to the investors to purchase in the aggregate 123,795 shares of Common Stock at an exercise price of $8.72 per share. The Warrants will expire on January 19, 2001.

    Under the terms of a Registration Rights Agreement, dated as of January 19, 1999, the investors holding in the aggregate at least 51% of the Stockholder Registrable Shares (as defined therein) have the right to require the Company to register the Common Stock issuable upon the conversion of the preferred stock or the exercise of the warrants at any time after January 19, 2000.

                                 EXHIBIT INDEX

Exhibit
  No.                                   Description
-------     --------------------------------------------------------------------
***3.1      -- Restated Certificate of Incorporation, as amended.
*3.2        -- Amended and Restated By-Laws of the Registrant .
*4.1        -- Specimen Certificate for shares of Common Stock, $0.001 par value, of the Registrant
4.2         -- Specimen Certificate for shares of Series A Convertible Preferred
                 Stock, $.01 par value, of the Registrant
***4.3      -- Specimen Certificate for shares of Series B Convertible Preferred
                 Stock, $.01 par value, of the Registrant
***4.4      -- Form of Common Stock Purchase Warrant dated as of January 19,
                 1999
*+10.1      -- License Agreement effective as of May 31, 1994 between the
                 Registrant and Associated Universities, Inc.
*+10.2      -- License Agreement dated March 2, 1990 between the Registrant and
                 New England Deaconess Hospital
*+10.3      -- Patent License Agreement dated June 16, 1993 between National
                 Institutes of Health and the Registrant as licensee
*+10.4      -- Distribution and License Agreement effective as of August 11,
                 1995 between the Registrant and Nycomed Imaging AS
*+10.5      -- Agreement for Co-Promotion of Optioned Product(s) in the United
                 States effective as of August 11, 1995 between the Registrant and
                 Nycomed Inc
*+10.6      -- Option and Development Agreement dated August 11, 1995 between the Registrant and Nycomed Imaging AS, as amended
*+10.7      -- License Agreement dated January 16, 1996 between the Registrant and Centocor, Inc
*+10.8      -- License Agreement dated February 27, 1996 between the Registrant and Merck & Co., Inc
*10.9       -- Lease dated March 14, 1996 between the Registrant and Cottage
                 Street Trust for Offices and laboratory space located at 9 Delta
                 Drive, Londonderry, New Hampshire
*10.10      -- Series D Convertible Preferred Stock and Warrant Purchase
                 Agreement dated May 17, 1995 between the Registrant and Certain
                 Stockholders of the Company, as Amended
*10.11      -- Registration Rights Agreement dated August 19, 1992 between the
                 Registrant and Silicon Valley Bank
*10.12      -- Registration Rights Agreement dated December 19, 1990 between the
                 Registrant and Richard T. Dean, as amended
*10.13      -- Registration Rights Agreement dated December 23, 1990 between the
                 Registrant and Robert S. Lees
*++10.14    -- 1992 Stock Option Plan, as amended.
*++10.15    -- 1996 Employee Stock Purchase Plan .
*++10.16    -- 1996 Director Stock Option Plan .
*++10.18    -- Employment Agreement dated March 16, 1990 between the Registrant and Richard T. Dean, as amended
*++10.19    -- Consulting Agreement dated April 2, 1990 between the Registrant and Robert S. Lees
**10.23     -- Registration Rights Agreement dated as of September 23, 1997 among Chase Venture Capital Associates, L.P., Medsource S.A., Neomed
                 Fund Limited and the Company
**10.24     -- Form of Common Stock Purchase Warrant dated as of September 23,
                 1997 and executed by the Company
**10.25     -- Securities Purchase Agreement dated as of September 23, 1997 among Chase Venture Capital Associates, L.P., Medsource S.A., Neomed
                 Fund Limited and the Company
****10.26   -- Consulting Agreement dated January 1, 1998 between the
                 Registrant and Healthcare Technology Group .
***10.27    -- Securities Purchase Agreement dated January 19, 1999, among
                 Alta BioPharma Partners, L.P., Alta Embarcadero BioPharma Partners,
                 LLC and the Registrant.
***10.28    -- Registration Rights Agreement dated as of January 19, 1999, among
                 Alta BioPharma Partners, L.P. Alta Embarcadero BioPharma Partners,
                 LLC and the Registrant
23.2        -- Consent of Ernst & Young LLP .
27          -- Financial Data Schedule .

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 (File No. 333-3326).

** Incorporated by referenced to Exhibits to the Current Report on Form 8-K
   (File No. 000-28434).

*** Incorporated by referenced to Exhibits to the Current Report on Form 8-K dated January 25, 1999 (File No. 000-28434).

**** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

 + Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

++ Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.