Form 10-Q
period 1999-03-31
DIATIDE INC
filed 1999-05-17
CIK 1011888

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-28434

                            ------------------------

                                 DIATIDE, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             04-3078258
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

     NINE DELTA DRIVE, LONDONDERRY, NH                    03053
  (Address of principal executive offices)             (Zip Code)

                                  603-437-8970
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of each of the issuer's classes of common stock as of

                                         OUTSTANDING AT MAY 7,
                CLASS                            1999
-------------------------------------  -------------------------

   Common Stock, $0.001 par value             10,587,575

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 DIATIDE, INC.

                               TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                                                                        ----------

PART I      FINANCIAL INFORMATION

      ITEM 1  FINANCIAL STATEMENTS (Unaudited)

            Condensed Balance Sheets as of March 31, 1999 and December 31, 1998.......................           3

            Condensed Statements of Operations for the three months ended March 31, 1999 and 1998, and
            for the period from February 6, 1990 (date of inception) to March 31, 1999................           4

            Condensed Statements of Cash Flows for the three months ended March 31, 1999 and 1998, and
            for the period from February 6, 1990 (date of inception) to March 31, 1999................           5

            Notes to Condensed Financial Statements...................................................           6

      ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations...
                                                                                                                 8

      ITEM 3  Quantitative and Qualitative Disclosures About Market Risk..............................          11

PART II     OTHER INFORMATION

      ITEM 2  Changes in Securities and Use of Proceeds...............................................          12

      ITEM 6  Exhibits and Reports on Form 8-K........................................................          12

SIGNATURES............................................................................................          13

EXHIBIT INDEX.........................................................................................          14

                         PART I. FINANCIAL INFORMATION

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

ITEM 1 FINANCIAL STATEMENTS

                                                                                                DECEMBER 31, 1998
                                                                                MARCH 31, 1999  -----------------
                                                                                --------------
                                                                                 (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................   $  8,947,646      $ 6,663,654
  Marketable securities.......................................................             --        1,000,000
  Accounts receivable.........................................................        669,083          555,861
  Inventories.................................................................        671,007          477,740
  Other current assets........................................................        267,908          207,405
                                                                                --------------  -----------------
Total current assets..........................................................     10,555,644        8,904,660
Property and equipment, at cost...............................................      3,676,855        3,619,520
Less: accumulated depreciation and amortization...............................      2,415,646        2,262,220
                                                                                --------------  -----------------
                                                                                    1,261,209        1,357,300
Other assets..................................................................         10,783           10,783
                                                                                --------------  -----------------
Total assets..................................................................   $ 11,827,636      $10,272,743
                                                                                --------------  -----------------
                                                                                --------------  -----------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.......................................   $  1,831,502      $ 2,226,514
  Accrued clinical expenses...................................................        404,500          674,765
  Accrued promotion and royalty expenses--related party.......................      1,003,368          807,527
  Current portion of long-term debt...........................................        187,388          187,388
                                                                                --------------  -----------------
Total current liabilities.....................................................      3,426,758        3,896,194
Long-term debt, less current portion..........................................        217,978          250,572
Stockholders' equity:
  Preferred stock, $0.01 par value
    Authorized shares--10,591,874
    Series A convertible preferred stock:
      Authorized shares--1,300,000
      Issued and outstanding shares--1,210,256................................         12,103           12,103
      (Liquidation value of $11,800,000)
    Series B convertible preferred stock:
      Authorized shares--830,000
      Issued and outstanding shares--825,309 (none in 1998)...................          8,253               --
      (Liquidation value of $5,999,996)
  Common stock, $0.001 par value
    Authorized shares--50,000,000
    Issued shares--10,587,575 (10,585,216 in 1998)............................         10,588           10,585
  Additional paid-in capital..................................................     67,722,414       61,731,596
  Deferred compensation.......................................................       (207,222)        (241,272)
  Deficit accumulated during the development stage............................    (59,363,212)     (55,387,011)
                                                                                --------------  -----------------
                                                                                    8,182,924        6,126,001
                                                                                --------------  -----------------
  Less: 4,800 shares of common stock in treasury, at cost.....................            (24)             (24)
                                                                                --------------  -----------------
Total stockholders' equity....................................................      8,182,900        6,125,977
                                                                                --------------  -----------------
Total liabilities and stockholders' equity....................................   $ 11,827,636      $10,272,743
                                                                                --------------  -----------------
                                                                                --------------  -----------------

------------------------
Note: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                                FOR THE PERIOD
                                                                                               FEBRUARY 6, 1990
                                                                                              (DATE OF INCEPTION)
                                                                THREE MONTHS ENDED MARCH 31,          TO
                                                                ----------------------------       MARCH 31,
                                                                    1999           1998              1999
                                                                -------------  -------------  -------------------
Revenues:
  Product sales...............................................  $     293,809  $          --    $       470,989
  Sponsored research..........................................             --        500,000          6,778,388
  License fees................................................             --             --          7,300,000
  Research grants.............................................         17,500         33,840            920,477
                                                                -------------  -------------  -------------------
Total revenues................................................        311,309        533,840         15,469,854

Costs and expenses:
  Cost of products sold.......................................         88,367             --            176,984
  Research and development....................................      2,465,497      2,765,941         55,903,483
  Selling, general and administrative.........................      1,840,583      1,056,190         21,516,383
                                                                -------------  -------------  -------------------
Total costs and expenses......................................      4,394,447      3,822,131         77,596,850

Loss from operations..........................................     (4,083,138)    (3,288,291)       (62,126,996)

Other income (expense):
  Interest income.............................................        121,468        206,124          3,028,818
  Interest expense............................................         14,531           (372)          (265,034)
                                                                -------------  -------------  -------------------

Total other income (expense)..................................        106,937        205,752          2,763,784
                                                                -------------  -------------  -------------------

Net loss......................................................  $  (3,976,201) $  (3,082,539)   $   (59,363,212)
                                                                -------------  -------------  -------------------
                                                                -------------  -------------  -------------------

Net loss per share............................................  $       (0.38) $       (0.29)
                                                                -------------  -------------
                                                                -------------  -------------

Shares used in computing net loss per share...................     10,581,508     10,546,610

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                               FOR THE PERIOD
                                                                                              FEBRUARY 6, 1990
                                                                       THREE MONTHS ENDED    (DATE OF INCEPTION)
                                                                           MARCH 31,                 TO
                                                                     ----------------------       MARCH 31,
                                                                        1999        1998            1999
                                                                     ----------  ----------  -------------------
OPERATING ACTIVITIES:
Net loss...........................................................  $(3,976,201) $(3,082,539)    $ (59,363,212)
Adjustments to reconcile net loss to cash used in operating
  activities:
      Depreciation and amortization................................     153,426     112,765         2,454,501
      Cancellation of accrued interest.............................          --          --           111,438
      Amortization of deferred compensation........................      34,050      34,164           868,747
      Compensation associated with stock option grants.............      26,980      30,300           407,065
      Changes in operating assets and liabilities..................    (836,428)   (311,154)        1,581,734
                                                                     ----------  ----------  -------------------
          Cash used in operating activities........................  (4,598,173) (3,216,464)      (53,939,727)
INVESTING ACTIVITIES:
Additions to property and equipment................................     (57,335)    (32,820)       (3,198,799)
Purchases of marketable securities.................................          --    (996,837)      (36,620,986)
Proceeds from sales of marketable securities.......................   1,000,000   4,550,000        36,620,986
                                                                     ----------  ----------  -------------------
          Cash provided by (used in) investing activities..........     942,665   3,550,343        (3,198,799)
FINANCING ACTIVITIES:
Sale of preferred stock, net.......................................   5,959,996          --        45,768,910
Issuance of convertible notes......................................          --          --         3,508,464
Repayment of convertible notes.....................................          --          --          (315,000)
Issuance of long-term debt.........................................          --          --           900,518
Repayment of long-term obligations.................................     (32,594)       (941)         (973,208)
Sale of common stock...............................................      12,098      42,576        17,196,512
Repurchase of common stock.........................................          --          --               (24)
                                                                     ----------  ----------  -------------------
          Cash provided by financing activities....................   5,939,500      41,635        66,086,172
                                                                     ----------  ----------  -------------------
Net increase (decrease) in cash and cash equivalents...............   2,283,992    (375,514)        8,947,646
Cash and cash equivalents at beginning of period...................   6,663,654   3,857,973                --
                                                                     ----------  ----------  -------------------
Cash and cash equivalents at end of period.........................  $8,947,646  $4,233,487     $   8,947,646
                                                                     ----------  ----------  -------------------
                                                                     ----------  ----------  -------------------
Noncash transactions:
      Acquisition of equipment through capital lease obligation....  $       --  $       --     $     478,056
      Conversion of convertible notes and accrued Interest to
        preferred stock............................................  $       --  $       --     $   3,304,902
      Deferred compensation associated with stock options issued at
        less than fair value.......................................  $       --  $       --     $   1,075,969

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. NATURE OF BUSINESS

    Diatide, Inc. (the "Company") was founded in 1990 and is a development stage specialty pharmaceutical company engaged in the discovery, development, and commercialization of patented, disease-specific imaging agents and therapeutics for life-threatening conditions.

2. BASIS OF PRESENTATION

    The accompanying unaudited financial statements for the three months ended March 31, 1999 and 1998 and for the period February 6, 1990 (date of inception) to March 31, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3. SALE OF PREFERRED STOCK

    On January 19, 1999, the Company completed the sale of 825,309 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") to two investors in a private transaction for $6.0 million, net of issuance costs. The Series B Preferred Stock is convertible into the Company's Common Stock on a one-for-one basis, subject to adjustment for certain events. Each share of Series B Preferred Stock is entitled to the same number of votes as each share of Common Stock into which it is convertible and will vote together with the Common Stock. Dividends on the Common Stock, if and when declared by the Board of Directors, are payable to the holders of the Series B Preferred Stock based on the number of shares of Common Stock into which the Series B Preferred Stock is convertible before any distribution to the holders of the Common Stock. The Series B Preferred Stock holders are entitled to priority liquidation rights of an amount equal to $7.27 per share, as adjusted for certain events, plus any declared but unpaid dividends.

    The Company also issued Common Stock Purchase Warrants (the "Warrants") to the investors to purchase in the aggregate 123,795 shares of Common Stock at an exercise price of $8.72 per share. The Warrants will expire on January 19, 2001. The Company has allocated $11,142 of the net proceeds to the Warrants to reflect the fair value of such warrants relative to the fair value of the Series B Preferred Stock. This amount is included in additional paid-in capital in the accompanying financial statements.

    Under the terms of a Registration Rights Agreement, dated as of January 19, 1999, the investors holding in the aggregate at least 51% of the Stockholder Registrable Shares (as defined) have the right to require the Company to register the Common Stock issuable upon the conversion of the Series B Preferred Stock or the exercise of the Warrants at any time after January 19, 2000. The Series B Preferred Stock is

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

3. SALE OF PREFERRED STOCK (CONTINUED)
redeemable solely at the Company's option after January 19, 2002 and, accordingly, is classified as equity in the accompanying financial statements.

4. RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1999, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("Statement No. 133") The Company has not engaged in hedging activities or purchased derivative instruments; accordingly, the adoption of Statement No. 133 had no material impact on the results of operations of the Company.

5. INVENTORIES

    Inventories at March 31, 1999 are as follows:

Raw Materials.....................................................  $ 363,247
Finished Goods....................................................    307,760
                                                                    ---------
                                                                    $ 671,007
                                                                    ---------
                                                                    ---------

6. RECLASSIFICATIONS

    Certain reclassifications were made to prior year statements to conform to the current year presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Diatide is a specialty pharmaceutical company engaged in the discovery, development and commercialization of patented imaging and therapeutic drugs. In September 1998, we received marketing approval from the FDA of our Techtide-Registered Trademark- AcuTect-TM-. We began marketing AcuTect in the U.S. in October 1998 with our corporate partner Nycomed. In June 1998, we submitted to the FDA an NDA for NeoTect-TM- (formerly P829), for diagnosing malignancy of lung masses, which was assigned priority review status. In December 1998 we received a letter from the FDA stating that the NDA for NeoTect is approvable, subject to Diatide clarifying certain details and formally agreeing to conduct certain phase 4 studies. However, the FDA has not yet granted marketing approval for NeoTect, and there can be no assurance that such approval will be granted or as to the timing of such approval.

    All revenues received by Diatide from inception through March 31, 1999 have resulted from research and development support payments and the option exercise payments and the milestone fees for AcuTect and NeoTect from Nycomed under the Company's collaborative agreements with Nycomed, research grants from the National Institutes of Health ("the NIH") and the Department of Defense, fees received for entering into option agreements with a pharmaceutical company and, beginning in the fourth quarter of 1998, product sales of AcuTect.

    Diatide has incurred cumulative net losses since its inception through March 31, 1999 of $59,363,000. We expect to incur additional significant operating losses over the next 12 to 24 months. We also expect cumulative net losses to increase during the initial marketing of AcuTect and as the Company's research and development and clinical trial efforts continue. We expect that research and development expenses during 1999 will be less than 1998 levels as we have reassessed our research priorities. We have taken actions, including a reduction in workforce subsequent to March 31, 1999, to reduce research and development expenses by more than $4.0 million from planned levels for 1999. We expect manufacturing, marketing, sales, and distribution costs will increase in the future to support the commercialization of AcuTect and NeoTect. Patent costs also would increase if Diatide became involved in litigation or administrative proceedings involving its patents or those of third parties.

    This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. All statements, trends, analyses and other information contained in this report, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" of the Company's Annual Report on Form 10-K as of December 31, 1998, which are expressly incorporated by reference herein.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    REVENUES. Diatide had revenues of $311,000 and $534,000 in the three months ended March 31, 1999 and 1998, respectively. Revenues in the three months ended March 31, 1999 were comprised of $294,000 of AcuTect product sales and $17,000 of contract revenues received under research grants from the NIH. Revenues in the three months ended March 31, 1998 were comprised of $34,000 of contract revenues received under research grants from the NIH, and $500,000 received by Diatide as research and development support payments under its collaborative agreements with Nycomed. In August 1998, Nycomed terminated its obligation to make further research and development support payments to Diatide, effective December 31, 1998.

    RESEARCH AND DEVELOPMENT. During the three months ended March 31, 1999 and 1998, Diatide expended $2,465,000 and $2,766,000, respectively, on research and development activities. The $301,000 decrease in the three months ended March 31, 1999 over the same period in 1998 reflects higher clinical and regulatory costs associated with the preparation and filing of an NDA for NeoTect in 1998 offset by increased research activity for therapeutic programs in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE. Diatide's selling, general and administrative expenses were $1,841,000 and $1,056,000 in the three months ended March 31, 1999 and 1998, respectively. The $785,000 increase in 1999 from 1998 resulted from increases in promotional costs, including staffing and consulting services, shared with Nycomed under our co-promotional agreements, to support the marketing of AcuTect.

    INTEREST. Interest income was $121,000 in the three months ended March 31, 1999 compared with $206,000 in the three months ended March 31, 1998, reflecting a decrease in the level of cash, cash equivalents and marketable securities during the first quarter of 1999 compared to the same period in 1998.

    NET LOSS. As a result of the above factors, Diatide incurred net losses of $3,976,000 and $3,083,000 in the three months ended March 31, 1999 and 1998, respectively.

    LIQUIDITY AND CAPITAL RESOURCES

    In January 1999, Diatide issued 825,309 shares of Series B convertible preferred stock and warrants to purchase 123,795 shares of common stock to two institutional investors in a private offering, raising $6.0 million of net proceeds. In September 1997, we issued 1,210,256 shares of Series A convertible preferred stock and warrants to purchase 181,538 shares of Common Stock to three institutional investors in a private offering, raising $11.6 million of net proceeds. Diatide completed its initial public offering of 2,200,000 shares of Common Stock in June 1996, raising approximately $16.4 million of net proceeds. As of March 31, 1999, we had $8,948,000 of cash, cash equivalents and marketable securities and working capital of $7,130,000.

    During the three months ended March 31, 1999, Diatide's capital expenditures totaled $57,000, primarily for the acquisition of certain laboratory equipment and software.

    Our future capital requirements will depend on many factors, including:

    - revenues and margins on sales of AcuTect;

    - continued progress in our research and product development programs, as well as the magnitude of these programs;

    - the scope and results of preclinical studies and clinical trials;

    - the time and costs involved in obtaining regulatory approvals;

    - competing technological and market developments;

    - our ability to establish and maintain collaborative academic and commercial research, development and marketing relationships;

    - the costs and success of commercialization activities and arrangements;

    - the costs involved in preparing, filing, prosecuting,maintaining and enforcing patent claims and other patent-related costs, including litigation costs; and

    - the costs of obtaining any required licenses of third parties' technologies.

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

    With the termination of the research and development relationship with Nycomed, Diatide has no committed external sources of capital, and as noted above, expects to incur significant operating losses over the next 12 to 24 months. We intend to seek additional equity, debt and lease financing to fund future operations, depending upon the terms on which such sources of funding may be available from time to time. In addition, Diatide intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs, including the future development and commercialization of its Techtide programs (other than the programs covered by Nycomed's options), its Sn-117m DTPA program and its Theratide program. If we are unable to obtain adequate funding on a timely basis, we may be required to further curtail one or more of our research or product development programs or reduce our marketing and sales initiatives, or we also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

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

    We have developed a strategy to address the potential exposures related to the impact of our computer systems and equipment for the year 2000 and beyond. Our plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. In 1998 we completed the implementation of enterprise-wide business information systems to support commercial operations at a cost of approximately $512,000 to date. These systems are Year 2000 compliant. To date, we have completed our assessment of other information and operational systems, including scientific and manufacturing control systems and equipment, that could be significantly affected by the Year 2000. That assessment indicated that software and hardware (embedded chips) used in certain scientific equipment could be significantly affected by the Year 2000. We are 40% complete on the remediation phase for this equipment. We expect to complete remediation efforts no later than September 30, 1999. Testing and implementation of affected equipment is expected to be complete by November 30, 1999.

    Because Diatide has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to Diatide, we are also subject to risks associated with such third parties' Year 2000 issues. These third parties include financial institutions, customers, distributors, suppliers, vendors, research partners and governmental entities. If significant numbers of these third parties experience failures on their computer systems or equipment due to Year 2000 non-compliance, it could affect our ability to process transactions, manufacture products, or engage in similar normal business activities. We have instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Year 2000 compliance, update contracts and address any non-compliance issues. To date, we are not aware of any third party Year 2000 issue that would materially impact Diatides' results of operations, liquidity or capital resources. However, Diatide has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact Diatide. The effect of non-compliance by external agents is not determinable. We have contingency plans for certain critical applications provided by third parties and are working on such plans for others. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

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

    Our plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Diatide is exposed to changes in interest rates primarily from its investments in certain available-for-sale securities and long term obligations under capital leases. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

                           PART II. OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES

    On January 19, 1999, the Company issued and sold 825,309 shares of convertible preferred stock to two of the Company's existing investors for an aggregate purchase price of $6.0 million pursuant to Section 4(2) of the Securities Act of 1933, as amended. The convertible preferred stock is convertible into the Company's Common Stock on a one-for-one basis, subject to adjustment for certain events. The Company also issued to such investors two-year Common Stock Purchase Warrants to purchase in the aggregate 123,795 shares of Common Stock at an exercise price of $8.72 per share pursuant to
Section 4(2) of the Securities Act. The Warrants will expire on January 19,
2001.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits.................  The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this
                               Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K......  On January 25, 1999, the Company filed a current report on Form 8-K to report the sale of $6.0 million of
                               convertible preferred stock and the issuance of common
                               stock purchase warrants on January 19, 1999.

                                 DIATIDE, INC.
                                   FORM 10-Q
                                 MARCH 31, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIATIDE, INC.

                                BY:           /s/ DANIEL F. HARRINGTON
                                     -----------------------------------------
                                                Daniel F. Harrington
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                         AND TREASURER (PRINCIPAL FINANCIAL
DATE: May 14, 1999                                    OFFICER)

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                        DESCRIPTION                                      SEQUENTIAL NUMBER
-------------------  -----------------------------------------------------------------------------  -----------------------
            27       Financial Data Schedule (EDGAR)..............................................
            99       Pages 39 through 49 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein). ..........................................................