Form 10-Q
period 1999-06-30
DIATIDE INC
filed 1999-08-16
CIK 1011888

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

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

                                 (603) 437-8970
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of each of the issuer's classes of Common Stock, $0.001 par value, outstanding at August 5, 1999 was 10,614,924 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 DIATIDE, INC.

                               TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------

PART I    FINANCIAL INFORMATION

    ITEM 1    FINANCIAL STATEMENTS (Unaudited)

      Condensed Balance Sheets as of June 30, 1999 and December 31, 1998.......................       3

      Condensed Statements of Operations for the three months ended June 30, 1999 and 1998.....       4

      Condensed Statements of Operations for the six months ended June 30, 1999 and 1998, and
     for the period from February 6, 1990 (date of inception) to June 30, 1999.................       5

      Condensed Statements of Cash Flows for the six months ended June 30, 1999 and 1998, and
     for the period from February 6, 1990 (date of inception) to June 30, 1999.................       6

      Notes to Condensed Financial Statements..................................................       7

    ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of
    Operations.................................................................................       8

    ITEM 3    Quantitative and Qualitative Disclosures About Market Risk.......................      13

PART II    OTHER INFORMATION

    ITEM 4    Submission of Matters to a Vote of Security Holders..............................      14

    ITEM 6    Exhibits and Reports on Form 8-K.................................................      14

SIGNATURES.....................................................................................      15

EXHIBIT INDEX..................................................................................      16

                         PART I.  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                                  JUNE 30, 1999
                                                                                   (UNAUDITED)   DECEMBER 31, 1998
                                                                                  -------------  -----------------
ASSETS
Current assets:
    Cash and cash equivalents...................................................  $   2,631,758    $   6,663,654
    Marketable securities.......................................................      1,600,504        1,000,000
    Accounts receivable.........................................................        979,284          555,861
    Inventories.................................................................        766,676          477,740
    Other current assets........................................................        219,405          207,405
                                                                                  -------------  -----------------
Total current assets............................................................      6,197,627        8,904,660
Property and equipment, at cost.................................................      3,701,855        3,619,520
Less: accumulated depreciation and amortization.................................      2,568,053        2,262,220
                                                                                  -------------  -----------------
                                                                                      1,133,802        1,357,300
Other assets....................................................................         10,783           10,783
                                                                                  -------------  -----------------
Total assets....................................................................  $   7,342,212    $  10,272,743
                                                                                  -------------  -----------------
                                                                                  -------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses.......................................  $   1,970,130    $   2,226,514
    Accrued clinical expenses...................................................        429,010          674,765
    Accrued promotion and royalty expenses--related party.......................      1,193,355          807,527
    Current portion of long-term debt...........................................        187,388          187,388
                                                                                  -------------  -----------------
Total current liabilities.......................................................      3,779,883        3,896,194
Long-term debt, less current portion............................................        185,225          250,572

Stockholders' equity:
    Preferred stock, $0.01 par value
    Authorized shares--10,591,874
    Series A convertible preferred stock: Authorized shares--1,300,000 Issued
      and outstanding shares--1,210,256 (Liquidation value of $11,800,000)......         12,103           12,103
    Series B convertible preferred stock:
      Authorized shares--830,000
      Issued and outstanding shares--825,309 (None in 1998)
      (Liquidation value of $5,999,996).........................................          8,253               --
    Common stock, $0.001 par value
      Authorized shares; 50,000,000
      Issued shares--10,603,944 (10,585,216 in 1998)                                     10,603           10,585
    Additional paid-in capital..................................................     67,796,544       61,731,596
    Deferred compensation.......................................................       (173,172)        (241,272)
    Deficit accumulated during the development stage............................    (64,277,203)     (55,387,011)
                                                                                  -------------  -----------------
                                                                                      3,377,128        6,126,001
    Less: 4,800 shares of common stock in treasury, at cost.....................            (24)             (24)
                                                                                  -------------  -----------------
Total stockholders' equity......................................................      3,377,104        6,125,977
                                                                                  -------------  -----------------
Total liabilities and stockholders' equity......................................  $   7,342,212    $  10,272,743
                                                                                  -------------  -----------------
                                                                                  -------------  -----------------

------------------------
Note: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1999           1998
                                                                                      -------------  -------------
Revenues:
  Product sales.....................................................................  $     400,119  $          --
  Sponsored research................................................................             --        500,000
  License fees......................................................................             --      2,000,000
  Research grants...................................................................         45,462         95,960
                                                                                      -------------  -------------
Total revenues......................................................................        445,581      2,595,960

Costs and expenses:
  Cost of products sold.............................................................         76,790             --
  Research and development..........................................................      2,494,320      3,312,367
  Selling, general and administrative...............................................      2,857,541      1,469,012
                                                                                      -------------  -------------
Total costs and expenses............................................................      5,428,651      4,781,379

Loss from operations................................................................     (4,983,070)    (2,185,419)

Other income (expense):
  Interest income...................................................................         82,059        221,592
  Interest expense..................................................................        (12,980)          (256)
                                                                                      -------------  -------------
Total other income (expense)........................................................         69,079        221,336
                                                                                      -------------  -------------
Net loss............................................................................  $  (4,913,991) $  (1,964,083)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net loss per share..................................................................  $       (0.46) $       (0.19)
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Shares used in computing net loss per share.........................................     10,583,843     10,559,946

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                                FOR THE PERIOD
                                                                                               FEBRUARY 6, 1990
                                                                 SIX MONTHS ENDED JUNE 30,    (DATE OF INCEPTION)
                                                                ----------------------------          TO
                                                                    1999           1998          JUNE 30, 1999
                                                                -------------  -------------  -------------------
Revenues:
  Product sales...............................................  $     693,928  $          --    $       871,108
  Sponsored research..........................................             --      1,000,000          6,778,388
  License fees................................................             --      2,000,000          7,300,000
  Research grants.............................................         62,962        129,801            965,939
                                                                -------------  -------------  -------------------
Total revenues................................................        756,890      3,129,801         15,915,435

Costs and expenses:
  Cost of products sold.......................................        165,157             --            253,774
  Research and development....................................      4,959,814      6,041,564         58,397,800
  Selling, general and administrative.........................      4,698,127      2,561,947         24,373,927
                                                                -------------  -------------  -------------------
Total costs and expenses......................................      9,823,098      8,603,511         83,025,501

Loss from operations..........................................     (9,066,208)    (5,473,710)       (67,110,066)

Other income (expense):
  Interest income.............................................        203,527        427,716          3,110,877
  Interest expense............................................        (27,511)          (628)          (278,014)
                                                                -------------  -------------  -------------------
Total other income (expense)..................................        176,016        427,088          2,832,863
                                                                -------------  -------------  -------------------
Net loss......................................................  $  (8,890,192) $  (5,046,622)   $   (64,277,203)
                                                                -------------  -------------  -------------------
                                                                -------------  -------------  -------------------

Net loss per share............................................  $       (0.84) $       (0.48)
                                                                -------------  -------------
                                                                -------------  -------------
Shares used in computing net loss per share...................     10,586,153     10,553,315

                  See Notes to Condensed Financial Statements.

                                 DIATIDE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                FOR THE PERIOD
                                                                                               FEBRUARY 6, 1990
                                                                 SIX MONTHS ENDED JUNE 30,    (DATE OF INCEPTION)
                                                                ----------------------------          TO
                                                                    1999           1998          JUNE 30, 1999
                                                                -------------  -------------  -------------------
OPERATING ACTIVITIES:
Net loss......................................................  $  (8,890,192) $  (5,046,622)   $   (64,277,203)
Adjustments to reconcile net loss to cash used in operating
  activities:
    Depreciation and amortization.............................        305,833        230,272          2,606,908
    Cancellation of accrued interest..........................             --             --            111,438
    Amortization of deferred compensation.....................         68,100         68,328            902,797
    Compensation associated with stock option grants..........         43,860         60,600            423,945
    Changes in operating assets and liabilities...............       (840,670)    (2,577,534)         1,577,492
                                                                -------------  -------------  -------------------
      Cash used in operating activities.......................     (9,313,069)    (7,264,956)       (58,654,623)

INVESTING ACTIVITIES:
Additions to property and equipment...........................        (82,335)      (520,832)        (3,223,799)
Purchases of marketable securities............................     (1,604,112)      (945,478)       (38,225,098)
Proceeds from sales of marketable securities..................      1,003,608      7,000,000         36,624,594
                                                                -------------  -------------  -------------------
      Cash provided by (used in) investing activities.........       (682,839)     5,533,690         (4,824,303)

FINANCING ACTIVITIES:
Sale of preferred stock, net..................................      5,959,996             --         45,768,910
Issuance of convertible notes.................................             --             --          3,508,464
Repayment of convertible notes................................             --             --           (315,000)
Issuance of long-term debt....................................             --             --            900,518
Repayment of long-term obligations............................        (65,347)        (1,876)        (1,005,961)
Sale of common stock..........................................         69,363        121,644         17,253,777
Repurchase of common stock....................................             --             --                (24)
                                                                -------------  -------------  -------------------
      Cash provided by financing activities...................      5,964,012        119,768         66,110,684
                                                                -------------  -------------  -------------------
Net increase (decrease) in cash and cash equivalents..........     (4,031,896)    (1,611,498)         2,631,758
Cash and cash equivalents at beginning of period..............      6,663,654      3,857,973                 --
                                                                -------------  -------------  -------------------
Cash and cash equivalents at end of period....................  $   2,631,758  $   2,246,475    $     2,631,758
                                                                -------------  -------------  -------------------
                                                                -------------  -------------  -------------------
Noncash transactions:
    Acquisition of equipment through capital lease
      obligation..............................................  $          --  $          --    $       478,056
    Conversion of convertible notes and accrued interest to
      preferred stock.........................................  $          --  $          --    $     3,304,902
    Deferred compensation associated with stock options issued
      at less than fair value.................................  $          --  $          --    $     1,075,969

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

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements for the three and six months ended June 30, 1999 and 1998 and for the period from February 6, 1990 (date of inception) to June 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

    These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3. INVENTORIES

    The components of inventory consist of the following:

                                                                  JUNE 30,   DECEMBER 31,
                                                                    1999         1998
                                                                 ----------  ------------
Raw Materials..................................................  $  475,589   $  274,758
Finished Goods.................................................     291,087      202,982
                                                                 ----------  ------------
                                                                 $  766,676   $  477,740
                                                                 ----------  ------------
                                                                 ----------  ------------

4. SUBSEQUENT EVENTS

    On August 3, 1999, the Company received approval of the Company's New Drug Application ("NDA") for NeoTect-TM- (for the detection of malignant tumors in the lung) from the U.S. Food and Drug Administration ("FDA"). The Company expects to begin marketing NeoTect in the U.S. in September 1999. Under the Company's collaborative agreements with Nycomed Imaging AS, the Company has earned a $2,000,000 milestone fee for this event, which it received on August 12, 1999.

    On August 13, 1999, the Company closed a $5 million term loan agreement with two institutional investors. The Company expects the loan to be funded on or before August 20, 1999 and is subject to the Company's compliance with customary funding conditions including the perfection of security interests. The loan would be payable in monthly installments over three years and the payments will be determined based on the U.S. Treasury rate plus a premium. The loan is secured by substantially all assets of the Company and includes prepayment penalties. In conjunction with this loan, the lenders will receive warrants to purchase an aggregate of approximately 200,000 shares of Diatide common stock.

5. RECLASSIFICATIONS

    Certain reclassifications were made to prior year statements to conform to the current year presentation.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Diatide is a specialty pharmaceutical company engaged in the discovery, development and commercialization of patented imaging and therapeutic drugs. In September 1998, we received marketing approval from the FDA of our Techtide-Registered Trademark- AcuTect-TM- for imaging of acute venous thrombosis in the lower extremities. We began marketing AcuTect in the U.S. in October 1998 with our corporate partner Nycomed. On August 3, 1999 we received marketing approval from the FDA for our Techtide NeoTect-TM- (formerly P829) for the detection of malignant tumors in the lung. We expect to begin marketing NeoTect in the U.S. in September of 1999 with our corporate partner Nycomed.

    All revenues received by Diatide from inception through June 30, 1999 have resulted from research and development support payments and the option exercise payments and the milestone fees for AcuTect and NeoTect from Nycomed under the Company's collaborative agreements with Nycomed, research grants from the National Institutes of Health ("the NIH") and the Department of Defense, fees received for entering into option agreements with a pharmaceutical company and, beginning in the fourth quarter of 1998, product sales of AcuTect.

    Diatide has incurred cumulative net losses since its inception through June 30, 1999 of $64,277,000. We expect to incur additional significant operating losses over the next 12 to 24 months. We also expect cumulative net losses to increase during the initial marketing of AcuTect and NeoTect and as the Company's research and development and clinical trial efforts continue. We expect that research and development expenses during 1999 will be less than 1998 levels as we have reassessed our research priorities. We have taken actions, including a reduction in workforce in the second quarter of 1999, to reduce research and development expenses by more than $4.0 million from planned levels for 1999. Research and development expenses would increase in the future if the Company obtained funding for any of its programs through arrangements with collaborative partners. We expect manufacturing, marketing, sales and distribution costs will increase in the future to support the commercialization of AcuTect and NeoTect. Patent costs also would increase if Diatide became involved in litigation or administrative proceedings involving its patents or those of third parties.

    This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. All statements, trends, analyses and other information contained in this report, as well as other statements, including words such as "anticipate," "believe," "plan," "estimate," "expect" and "intend" and other similar expressions, constitute forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" of Diatide's Annual Report on Form 10-K as of December 31, 1998, which are expressly incorporated by reference herein.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1999 AND 1998

    REVENUES. Diatide had revenues of $446,000 and $2,596,000 in the three months ended June 30, 1999 and 1998, respectively. Revenues in the three months ended June 30, 1999 were comprised of $400,000 of AcuTect product sales and $46,000 of contract revenues received under research grants from the NIH. Revenues in the three months ended June 30, 1998 were comprised of $96,000 of contract revenues received under research grants from the NIH, and $500,000 of research and development support payments and $2,000,000 received as a milestone fee for the FDA filing of an NDA for NeoTect under our collaborative agreements with Nycomed. Nycomed has terminated its obligation to make further research and development support payments to Diatide, effective December 31, 1998.

    RESEARCH AND DEVELOPMENT. During the three months ended June 30, 1999 and 1998, Diatide expended $2,494,000 and $3,312,000, respectively, on research and development activities. The $818,000 decrease in the three months ended June 30, 1999 over the same period in 1998 reflects higher clinical and regulatory costs associated with the preparation and filing of an NDA for NeoTect in 1998 offset by costs associated with increased research activity for therapeutic programs and AcuTect phase 4 clinical studies in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE. Diatide's selling, general and administrative expenses were $2,857,000 and $1,469,000 in the three months ended June 30, 1999 and 1998, respectively. The $1,388,000 increase in 1999 from 1998 resulted from increases in promotional costs, including staffing and consulting services, shared with Nycomed under our co-promotional agreements, to support the marketing of AcuTect and NeoTect.

    INTEREST. Interest income was $82,000 in the three months ended June 30, 1999 compared to $222,000 in the three months ended June 30, 1998, reflecting a decrease in the level of cash, cash equivalents and marketable securities during the second quarter of 1999 compared to the same period in 1998.

    NET LOSS. As a result of the above factors, Diatide incurred net losses of $4,914,000 and $1,964,000 in the three months ended June 30, 1999 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    REVENUES. Diatide had revenues of $757,000 and $3,130,000 in the six months ended June 30, 1999 and 1998, respectively. Revenues in the six months ended June 30, 1999 were comprised of $694,000 of AcuTect product sales and $63,000 of contract revenues received under research grants from the NIH. Revenues in the six months ended June 30, 1998 were comprised of $130,000 of contract revenues received under research grants from the NIH, and $1,000,000 of research and development support payments and $2,000,000 received as a milestone fee for the FDA filing of an NDA for NeoTect under our collaborative agreements with Nycomed. Nycomed has terminated its obligation to make further research and development support payments to Diatide, effective December 31, 1998.

    RESEARCH AND DEVELOPMENT. During the six months ended June 30, 1999 and 1998, Diatide expended $4,960,000 and $6,042,000, respectively, on research and development activities. The $1,082,000 decrease in the six months ended June 30, 1999 over the same period in 1998 reflects higher clinical and regulatory costs associated with the preparation and filing of an NDA for NeoTect in 1998 offset by costs associated with increased research activity for therapeutic programs and AcuTect phase 4 clinical studies in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE. Diatide's selling, general and administrative expenses were $4,698,000 and $2,562,000 in the six months ended June 30, 1999 and 1998, respectively. The $2,136,000 increase in 1999 from 1998 resulted from increases in promotional costs, including staffing and consulting services, shared with Nycomed under our co-promotional agreements, to support the marketing of AcuTect and NeoTect.

    INTEREST. Interest income was $204,000 in the six months ended June 30, 1999 compared to $428,000 in the six months ended June 30, 1998, reflecting a decrease in the level of cash, cash equivalents and marketable securities during the first half of 1999 compared to the same period in 1998.

    NET LOSS. As a result of the above factors, Diatide incurred net losses of $8,890,000 and $5,047,000 in the six months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    On August 13, 1999, the Company closed a $5 million three-year, term loan agreement. The Company expects the loan to be funded on or before August 20, 1999 and is subject to the Company's compliance with customary funding conditions including the perfection of security interests. The loan would be payable over three years at an interest rate which is a premium over the U.S. Treasury Rate, includes prepayment penalties, and is secured by substantially all assets of the Company. The loan agreement also calls for the lenders to receive warrants to purchase an aggregate of approximately 200,000 shares of Diatide common stock. In addition, on August 12, 1999, the Company received a $2 million milestone payment for the FDA approval of NeoTect under its collaborative agreements with Nycomed.

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

    As of June 30, 1999, we had $4,232,000 of cash, cash equivalents and marketable securities and working capital of $2,418,000.

    During the six months ended June 30, 1999, Diatide's capital expenditures totaled $82,000, primarily for the acquisition of certain laboratory equipment and software.

    Our future capital requirements will depend on many factors, including:

    - revenues and margins on sales of AcuTect and NeoTect;

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

    - the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including litigation costs; and

    - the costs of obtaining any required licenses of third parties' technologies.

    Based upon our current operating plan, we anticipate that our existing capital resources, including the $5 million to be borrowed under the term loan in August 1999 and the $2 million received from Nycomed as a milestone payment for NeoTect, together with anticipated product revenues from sales of AcuTect and NeoTect, will be adequate to satisfy our capital requirements through the first half of 2000. However, the timing and extent of our capital requirements will be materially dependent on the actual level of product sales and the margin on such sales. In the future, we may be required to raise additional funds, including through collaborative relationships and public or private financings. Such additional financing may not be available to us or may not be available on acceptable terms.

    With the termination of the research and development relationship with Nycomed, Diatide has no committed external sources of capital, and as noted above, expects to incur significant operating losses over the next 12 to 24 months. We intend to seek additional equity, debt and lease financing to fund future operations, depending upon the terms on which such sources of funding may be available from time to time. In addition, Diatide intends to seek additional collaborative development and commercialization relationships with potential corporate partners in order to fund certain of its programs, including the future development and commercialization of its Techtide programs (other than the programs covered by Nycomed's options), its Sn-117m DTPA program and its Theratide program. If we are unable to obtain adequate funding on a timely basis, we may be required to further curtail our research or product development programs or reduce our marketing and sales initiatives, or we also could be required to seek funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates or products which we would otherwise pursue on our own.

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

    We have developed a strategy to address the potential exposures related to the impact of our computer systems and equipment for the year 2000 and beyond. Our plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. In 1998 we completed the implementation of enterprise-wide business information systems to support commercial operations at a cost of approximately $512,000 to date. These systems are Year 2000 compliant. We have completed our assessment of other information and operational systems, including scientific and manufacturing control systems and equipment, that could be significantly affected by the Year 2000. That assessment indicated that software and hardware (embedded chips) used in certain of our scientific equipment could be significantly affected by the Year 2000 Issue. We are 60% complete on the remediation phase for this equipment. We expect to complete remediation efforts no later than September 30, 1999. Testing and implementation of affected equipment is expected to be complete by November 30, 1999.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on May 14, 1999, the following proposals were adopted by the vote specified below:

    (a) Election of Class III Directors

                                                                                WITHHELD
                                                                   FOR          AUTHORITY
                                                                ----------  -----------------
Richard T. Dean...............................................   3,242,380         97,554
Robert S. Lees................................................   3,243,646         96,288

The following directors did not stand for reelection as their terms in office continued after the Annual Meeting:

       Gustav Christensen
       Hirsch Handmaker
       Joseph F. Lovett
       Donald L. Murfin

    (b) Approval of the adoption of the 1999 Stock Incentive Plan

   FOR       AGAINST     ABSTAIN    BROKER NON-VOTES
----------  ---------  -----------  ----------------
 2,430,343    135,511       8,625         765,455

    (c) Ratification of selection of Ernst & Young LLP as the Company's independent auditors for the current year

   FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
----------  -----------  -----------  ---------------------
 3,324,392       9,917        5,625                --

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits.    The Exhibits listed in the Exhibit Index immediately preceding such
                         Exhibits are filed as part of this Quarterly Report on Form 10-Q.

        (b) Reports on   None.
            Form 8-K.

                                 DIATIDE, INC.
                                   FORM 10-Q
                                 JUNE 30, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIATIDE, INC.

DATE: August 13, 1999           BY:  /s/ RICHARD T. DEAN
                                     -----------------------------------------
                                     Richard T. Dean
                                     President and Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                        DESCRIPTION                                      SEQUENTIAL NUMBER
-------------------  -----------------------------------------------------------------------------  -----------------------
            27       Financial Data Schedule (EDGAR)

            99       Pages 39 through 49 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).