Form 10-Q/A
period 1999-06-30
DIATIDE INC
filed 1999-09-22
CIK 1011888

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                         COMMISSION FILE NUMBER 0-28434

                            ------------------------

                                 DIATIDE, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             04-3078258
        (State or other jurisdiction        (IRS Employer Identification No.)
     of incorporation or organization)

     NINE DELTA DRIVE, LONDONDERRY, NH                    03053
  (Address of principal executive offices)             (Zip Code)

                                 (603) 437-8970
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of each of the issuer's classes of Common Stock, $0.001 par value, outstanding at August 5, 1999 was 10,615,224 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on May 14, 1999, the following proposals were adopted by the vote specified below:

    (a) Election of Class III Directors

                                                                                WITHHELD
                                                                   FOR          AUTHORITY
                                                                ----------  -----------------
Richard T. Dean...............................................   7,713,189        429,723
Robert S. Lees................................................   7,716,065        426,847

The following directors did not stand for reelection as their terms in office continued after the Annual Meeting:

       Gustav Christensen
       Hirsch Handmaker
       Joseph F. Lovett
       Donald L. Murfin

    (b) Approval of the adoption of the 1999 Stock Incentive Plan

   FOR       AGAINST     ABSTAIN    BROKER NON-VOTES
----------  ---------  -----------  ----------------
 5,858,581    494,137       9,232        1,780,962

    (c) Ratification of selection of Ernst & Young LLP as the Company's independent auditors for the current year

   FOR       AGAINST     ABSTAIN      BROKER NON-VOTES
----------  ---------  -----------  ---------------------
 8,074,073     62,914       5,925                --

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibits.    The Exhibits listed in the Exhibit Index immediately preceding such
                         Exhibits are filed as part of this Quarterly Report on Form 10-Q.

        (b) Reports on   None.
            Form 8-K.

                                 DIATIDE, INC.
                                  FORM 10-Q/A
                                 JUNE 30, 1999

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIATIDE, INC.

DATE: September 17, 1999        BY:  /s/ RICHARD T. DEAN
                                     -----------------------------------------
                                     Richard T. Dean
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER